Form 10-K405
period 1997-12-31
VIB CORP
filed 1998-03-30
CIK 1051345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               (MARK ONE)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM _____ TO ______

                                  COMMISSION FILE NO.:  333-43021

                                            VIB CORP

                      INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA

                          I.R.S. EMPLOYER IDENTIFICATION NO.: 33-0780371

                                         1498 MAIN STREET
                                   EL CENTRO, CALIFORNIA  92243
                                    TELEPHONE:  (760) 337-3200


        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, NO PAR VALUE
                      WARRANTS (TO PURCHASE COMMON STOCK)

        INDICATE BY CHECKMARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

        INDICATE BY CHECKMARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

        AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES AT MARCH 23, 1998: $86,128,000

        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 23, 1998:
6,194,116

                       DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THE IDENTIFIED PARTS OF THIS FORM 10-K:

        VALLEY INDEPENDENT BANK'S 1997 ANNUAL REPORT TO SHAREHOLDERS - PART II, ITEMS 5, 6, 7, 7A AND 8.

        1998 ANNUAL MEETING PROXY STATEMENT - PART III, ITEMS 10, 11, 12 AND 13.

                                                    TOTAL NO. OF PAGES: 440
                                                    EXHIBIT INDEX AT PAGE: 25

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

        THE COMPANY

        VIB Corp (the "Company" or the "Registrant") was incorporated on November 7, 1997 under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank (the "Bank") for the purpose of becoming the Bank's holding company. The holding company reorganization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of the Bank's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of the Bank's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding Warrant to purchase the Bank's Common Stock, issued in connection with the Bank's 1997 Unit Offering, was converted into a Warrant to purchase the Company's Common Stock.

        During 1997 the Company did not conduct any business and, at year-end, had total assets of $1,000. Upon consummation of the reorganization the Company conducts business only through the Bank, its wholly-owned subsidiary.

        THE BANK

        Valley Independent Bank was incorporated under the laws of the State of California on March 28, 1980, and commenced operations as a California state-chartered bank on March 19, 1981. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum legal limits thereof, and the Bank is a member of the Federal Reserve System. The Bank's main office is located in the City of El Centro. The Bank has branch offices in Brawley, Calexico and Holtville, in Imperial County, Blythe, Coachella, Indio, La Quinta, Palm Desert and Thousand Palms, in Riverside County, and Julian and Tecate, in San Diego County. The Bank also operates three loan production offices, one in El Centro, one in Indio and one in Yuma, Arizona.

        The Bank has grown through de novo branching and acquisitions. On December 31, 1992, the Bank consummated its first acquisition, acquiring the Coachella branch office through the merger of The First National Bank in Coachella. During 1996 the Bank consummated two acquisitions. On June 21, 1996, the Bank acquired the Calexico branch office of California Commerce Bank and combined its Calexico branch with and into the acquired facility. On September 12, 1996, the Bank acquired four branches, Indio, La Quinta, Palm Desert and Thousand Palms, by the merger of Bank of the Desert, N.A. During 1997 the Bank consummated another acquisition. On February 14, 1997, the Bank purchased two branches from Wells Fargo Bank, N.A., Blythe in Riverside County and Tecate in San Diego County. These acquisitions enhanced the Bank's market share in the Coachella Valley and the City of Calexico and expanded the Bank's geographic market areas.

        On January 22, 1998, the Bank entered into a branch acquisition agreement with Palm Desert National Bank to acquire that bank's Palm Springs branch office. That acquisition is expected to close on March 27, 1998. The Bank also has plans to open new loan production offices in Phoenix and Tuscon, Arizona, Las Vegas, Nevada, and in San Diego County, California later in 1998.

        The Bank offers a full range of commercial banking services, including the making of commercial loans and various types of consumer loans; the acceptance of checking, savings and time deposits; NOW, super NOW and money-market deposit accounts; and provides travelers' checks, pre-approved overdraft lines, safe deposit and other customary non-deposit banking services. The Bank is an agent for VISA(R) and MasterCard(R) credit cards, and is a merchant depository for cardholder drafts under both types of credit cards. At the present time, the Bank does not have a trust department but can provide that service through a correspondent bank. The Bank has 24-hour automated teller machines at its branches, which are integrated into multi-state ATM networks; as well as drive-through banking service at the majority of its branch locations.

        MARKET AREA

        With its main office and branch offices, the Bank's primary service areas includes the cites and surrounding rural areas in the Imperial Valley and Coachella Valley. Agriculture is the major economic activity within Imperial County, with year-round harvesting. El Centro is Imperial County's largest city and also serves as the county's financial center. Agriculture is also the most significant economic activity in the Coachella Valley, although the tourism, retail and service industries are growing. The Bank's customers include individuals, many of whom are farmers or ranchers, and small-to-medium sized businesses.

        The Julian office, opened in 1995, and the Tecate office, acquired in 1997, expanded the Bank's service area to eastern San Diego County. The Julian office serves customers in that and neighboring eastern San Diego County mountain communities. The Tecate office services customers on both sides of the international border.

        The Blythe office, acquired in 1997, extended the Bank's service area to the Palo Verde Valley, along the Colorado River, in eastern Riverside County. Blythe, the only incorporated city on the eastern side of Riverside County along Interstate 10, serves as the major service and retail center for eastern Riverside County and the Palo Verde Valley, including communities on the Arizona side of the river.

        The Bank has its own "home page" address on the world wide web as an additional means of expanding its market and providing banking services through the internet. The Bank's internet address is: http://www.vibank.com.

        EMPLOYEES

        At December 31, 1997, the Bank had 241 full-time and 56 part-time employees. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its relations with its employees to be excellent.

        COMPETITION

        The banking business in California, generally, and in the Bank's service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a number of major banks which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in the Bank's market area. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services (such as trust and international banking services) which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

        Moreover, banks generally, and the Bank in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions. The Depository Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") authorized savings and loan associations and credit unions to make certain consumer loans. The Garn-St. Germain Depository Institutions Act of 1982 (the "Garn-St. Germain Act") and California legislation further expanded the power of savings and loan associations to make consumer and commercial loans in competition with commercial banks. Further, DIDA and a 1979 amendment to the usury provisions of the California Constitution have resulted in the inflow of lendable funds from out-of-state lenders and in increased competition from previously non-exempt in-state lenders for loans.

        Historically, banks were not permitted to pay the same rates of interest on similar deposit accounts as those offered by savings and loan associations, credit unions and money-market funds. DIDA began the process of deregulating interest rate controls and the Garn-St. Germain Act, which authorized banks and savings and loan associations to pay money-market interest rates on most types of accounts and eliminated interest rate differentials between banks and savings and loan associations, and subsequent actions of federal regulatory agencies have accelerated the deregulation process, enabling banks to compete more effectively for deposits.

        However, banks have faced increasing competition for deposits because these same legislative and regulatory developments have permitted non-bank financial intermediaries to offer certain types of deposit accounts not previously permitted.

        Further, the recent trend has been for other institutions, such as brokerage firms, credit card companies, and even retail establishments, to offer alternative investment vehicles, such as money market funds, as well as to offer traditional banking services such as check access to money market funds and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also compete with the Bank in the acquisition of deposits.

        In order to compete with the other financial institutions in its market areas the Bank relies principally upon local promotional activity, personal contacts by its officers, directors, employees and shareholders, and specialized services. In conjunction with the Bank's business plan to serve the financial needs of local residents and small-to medium-sized businesses, the Bank also relies on an officer calling program to existing and prospective customers and the Bank focuses its overall marketing efforts towards the local community. The Bank's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution sensitive to the particular needs of the High Desert. For customers whose loan demands exceed the Bank's lending limit, the Bank attempts to arrange for such loans on a participation basis with other banks. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

        SUPERVISION AND REGULATION -- THE COMPANY

        VIB Corp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to supervision by the Federal Reserve Board (the "FRB"). As a bank holding company, the Company is required to file with the FRB an annual report and such other additional information as the FRB may require pursuant to the Act. The FRB may also make examinations of the Company and its subsidiaries.

        The Act requires prior approval by the FRB for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares, or substantially all the assets, of any bank or for a merger or consolidation by a bank holding company with any other bank holding company.

        The Company and any subsidiaries it may organize are deemed to be affiliates of the Bank within the meaning of the Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. VIB Corp and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

        With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage or acquire an interest in a company that engages in activities which the FRB has determined to be closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. Although the future scope of permitted activities is uncertain and cannot be predicted, some of the activities that the FRB has determined by regulation to be closely related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit for any person; (iii) operating an industrial bank, Morris Plan bank, or industrial loan company, as authorized under state law, so long as the institution is not a bank; (iv) operating a trust company in the manner authorized by federal or state law, so long as the institution is not a bank and does not make loans or investments or accept deposits, except as permitted under the FRB's Regulation Y; (v) subject to certain limitations, acting as an investment or financial adviser to investment companies and other persons; (vi) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by Regulation Y, including a restriction that it is reasonably anticipated that each lease will compensate the lessor for not less than the lessor's full investment in the property; (vii) making equity and debt investments in corporations or projects designed primarily to promote community welfare; (viii) providing financial, banking, or economic data processing and data transmission services, facilities, data bases, or providing access to such services, facilities, or data bases; (ix) acting as principal, agent, or broker for insurance directly related to extensions of credit which are limited to assuring the repayment of debts in the event of death, disability, or involuntary unemployment of the debtor; (x) acting as agent or broker for insurance directly related to extensions of credit by a finance company subsidiary; (xi) owning, controlling, or operating a savings association provided that the savings association engages only in activities permitted for bank holding companies under Regulation Y; (xii) providing courier services of limited character;
(xiii) providing management consulting advice to non-affiliated bank and nonbank depository institutions, subject to the limitations imposed by Regulation Y;
(xiv) selling money orders, travelers' checks and U.S. Savings Bonds; (xv) appraisal of real estate and personal property; (xvi) acting as an intermediary for the financing of commercial or industrial income-producing real estate; (xvii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; (xiii) underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law; and (xix) providing general information and statistical forecasting, advisory and transactional services with respect to foreign exchange through a separately incorporated subsidiary.

        Federal law prohibits a holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust service; or (ii) the customer must obtain or provide some additional credit, property or service from or to VIB Corp or any other subsidiary of VIB Corp; or (iii) the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

        The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "SUPERVISION AND REGULATION -- THE BANK -- RECENT LEGISLATION AND REGULATORY CHANGES - 3. Risk-Based Capital Guidelines"), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guildelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guildelines based both on total assets and on total risk assets. These requirements did not apply to VIB Corp at December 31, 1997.

        VIB Corp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

        SUPERVISION AND REGULATION -- THE BANK

        GENERAL. As a state-chartered bank whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum extent provided by law, the Bank is subject to supervision, examination and regulation by the California Department of Financial Institutions and by federal bank regulatory agencies. The Bank's primary federal bank regulatory agency is the Board of Governors of the Federal Reserve System but the Bank is also subject to certain regulations of the FDIC. The regulations of these agencies govern most aspects of the Bank's business, including capital adequacy ratios, reserves against deposits, restrictions on the rate of interest which may be paid on some deposit instruments, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. Supervision, regulation and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of the Bank's shareholders.

        RECENT LEGISLATION AND REGULATORY CHANGES.

        1.     INTRODUCTION

        General. From time to time legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts; and the authorization of various types of new deposit accounts, such as NOW accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions. The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

        Other legislation has been proposed or is pending before the United States Congress which would effect the financial institutions industry. Such legislation includes wide-ranging proposals to further alter the structure, regulation and competitive relationships of the nation's financial institutions, to reorganize the federal regulatory structure of the financial institutions industry, to subject banks to increased disclosure and reporting requirements, and to expand the range of financial services which banks and bank holding companies can provide. Other proposals which have been introduced or are being discussed would equalize the relative powers of savings and loan holding companies and bank holding companies, and authorize such holding companies to engage in insurance underwriting and brokerage, real estate development and brokerage, and certain securities activities, including underwriting and dealing in United States Government securities and municipal securities, sponsoring and managing investment companies and underwriting the securities thereof. It cannot be predicted whether or in what form any of these proposals will be adopted, or to what extent they will effect the various entities comprising the financial institutions industry.

        Certain of the potentially significant changes which have been enacted in the past several years are discussed below.

        Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, repealed the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and, effective June 1, 1997, allows banks to open branches across state lines. The Riegle-Neal Act also repealed the 1956 Douglas Amendment to the Bank Holding Company Act, which placed the same requirements on bank holding companies. The repeal of the Douglas Amendment made it possible for bank holding companies to buy out-of-state banks in any state after September 29, 1995, which, after June 1, 1997, may now be converted into interstate branches.

        The Riegle-Neal Act permitted interstate banking to begin effective September 29, 1995. The amendment to the Bank Holding Company Act permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

        The Riegle-Neal Act provides that, since June 1, 1997, interstate branching and merging of existing banks is permitted, provided that the banks are at least adequately capitalized and demonstrate good management. Interstate mergers and branch acquisitions were permitted at an earlier time if the state choose to enact a law allowing such activity. The states were also authorized to enact laws to permit interstate banks to branch de novo.

        On September 28, 1995, the California Interstate Banking and Branching Act of 1995 ("CIBBA") was enacted and signed into law. CIBBA authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least 5 years, unless the California bank is in danger of failing or in certain other emergency situations. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

        Proposed Expansion of Securities Underwriting Authority. Various bills have been introduced in the United States Congress which would expand, to a lesser or greater degree and subject to various conditions and limitations, the authority of bank holding companies to engage in the activity of underwriting and dealing in securities. Some of these bills would authorize securities firms (through the holding company structure) to own banks, which could result in greater competition between banks and securities firms. No prediction can be made as to whether any of these bills will be passed by the United States Congress and enacted into law, what provisions such a bill might contain, or what effect it might have on the Bank.

        Expansion of Investment Opportunities for California State-Chartered Banks. Legislation enacted by the State of California has substantially expanded the authority of California state-chartered banks to invest in real estate, corporate stock and other corporate securities. National banks are governed in these areas by federal law, the provisions of which are more restrictive than California law. However, provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, discussed below, limit state-authorized activities to that available to national banks, unless approved by the FDIC.

        2.     FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF
               1989

        General. On August 9, 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was signed into law. This legislation has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

        Under FIRREA, the Federal Savings and Loan Insurance Corporation ("FSLIC") and the Federal Home Loan Bank Board were abolished and the FDIC was authorized to insure savings associations, including federal savings associations, state chartered savings and loans and other corporations determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The FDIC Permanent Insurance Fund was replaced by the Bank Insurance Fund (the "BIF") and the FSLIC deposit insurance fund was replaced by the Savings Association Insurance Fund (the "SAIF").

        Deposit Insurance Assessments. Under FIRREA, the premium assessments made on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions. The Omnibus Budget Reconciliation Act of 1990, designed to address the federal budget deficit, increased the insurance assessment rates for members of the BIF and the SAIF over that provided by FIRREA, and eliminated FIRREA's maximum reserve-ratio constraints on the BIF. The FDIC raised BIF premiums to 23(cents) per $100 in insured deposits for 1993 from a base of 12(cents) in 1990.

        Effective January 1, 1994, the FDIC implemented a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were 23(cents) per $100 in insured deposits. The FDIC determined that the designated reserve ratio was achieved on May 31, 1995. Accordingly, on August 8, 1995, the FDIC issued final regulations adopting an assessment rate schedule for BIF members of 4(cents) to 31(cents) per $100 in insured deposits that became effective June 1, 1995. On November 14, 1995, the FDIC further reduced the BIF assessment rates by 4(cents) so that effective January 1, 1996, the premiums ranged from zero to 27(cents) per $100 in insured deposits, but in any event not less than $2,000 per year.

        Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the Comptroller). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the Comptroller to define well-capitalized, adequately capitalized and undercapitalized are the same as in the Comptroller's prompt corrective action regulations (discussed below). The BIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.

                          Assessment Rates Effective January 1, 1997

                                                               Supervisory Group
                                                               -----------------
        Capital Group                                 Group A       Group B                 Group C
        -------------                                 -------       -------                 -------
        Well Capitalized. . . . . . . . . . . . . . . .  0              3                      17
        Adequately Capitalized. . . . . . . . . . . . .  3             10                      24
        Undercapitalized. . . . . . . . . . . . . . . . 10             24                      27


        The Deposit Insurance Funds Act of 1996, signed into law on September 30, 1996, eliminated the minimum assessment, commencing with the fourth quarter of 1996. In addition, after December 31, 1996, banks are required to share in the payment of interest on Financing Corp. ("FICO") bonds. Previously, the FICO debt was paid out of the SAIF assessment base. The assessments imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a rate equal to 1/5 of the rate of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit. Although the FICO assessment rates are annual rates, they are subject to change quarterly. For the first quarter of 1997, the SAIF-FICO assessment rate was 6.48(cents) per $100 in insured deposits. Accordingly, the

BIF-FICO assessment rate was 1.296(cents) per $100 in insured deposits. For the second quarter of 1997, the SAIF-FICO assessment rate was 6.5(cents) per $100 in insured deposits and the BIF-FICO assessment rate was 1.3(cents) per $100 in insured deposits. For the third quarter of 1997, the SAIF-FICO assessment rate was 6.3(cents) and the BIF-FICO assessment rate was 1.26(cents). For the fourth quarter of 1997, the SAIF-FICO assessment rate was 6.32(cents) and the BIF-FICO assessment rate was 1.264(cents). Since the FICO bonds do not mature until the year 2019, it is conceivable that banks will continue to share in the payment of the interest on the bonds until then.

        With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

        FDIC Receiverships. Pursuant to FIRREA, the FDIC may be appointed conservator or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons: (i) insolvency of such institution; (ii) substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice; (iii) an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise; (iv) any willful violation of a cease and desist order which has become final; (v) any concealment of books, papers, records or assets of the institution; (vi) the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business; (vii) the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; and (viii) any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

        As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and make such other disposition of any matter concerning such institution as the FDIC determines is in the best interests of such institution, its depositors and the FDIC. Further, the FDIC shall as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any stockholder, member, account holder, depositor, officer or director of such institution with respect to the institution and the assets of the institution; may take over the assets of and operate such institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve; and conserve the assets and property of such institution.

        Enforcement Powers. Some of the most significant provisions of FIRREA were the expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which: (i) expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act; (ii) expanded the scope of cease and desist orders and provided for the issuance of a temporary cease and desist orders; (iii) provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis; (iv) prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution; (v) required regulatory approval of new directors and senior executive officers in certain cases; (vi) provided protection from retaliation against "whistleblowers" and establishes rewards for "whistleblowers" in certain enforcement actions resulting in the recovery of money; (vii) required the regulators to publicize all final enforcement orders; (viii) required each insured financial institution to provide its independent auditor with its most recent Report of Condition ("Call Report");
(ix) significantly increased the penalties for failure to file accurate and timely Call Reports; and (x) provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

        Crime Control Act of 1990. The Crime Control Act of 1990 further strengthened the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

        3.     RISK-BASED CAPITAL GUIDELINES

        The federal banking agencies have established risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk weighted assets (the denominator of the ratio).

        A bank's qualifying total capital consists of two types of capital components: "core capital elements" (comprising Tier 1 capital) and "supplementary capital elements" (comprising Tier 2 capital). The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock (including related surplus); and (iii) minority interest in the equity accounts of consolidated subsidiaries. The Tier 2 component of a bank's qualifying total capital may consist of the following items: (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock and related surplus (subject to conditions); (iii) hybrid capital instruments (as defined) and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations).

        Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are added together, and this sum is the bank's total risk weighted assets that comprise the denominator of the risk-based capital ratio.

        Risk weights for all off-balance sheet items are determined by a two-step process. First, the "credit equivalent amount" of off-balance sheet items such as letters of credit and recourse arrangements is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and generally is assigned to the appropriate risk category according to the obligor, or, if relevant, the guarantor or the nature of the collateral.

        The supervisory standards set forth below specify minimum supervisory ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

        All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% should be in the form of Tier 1 capital net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. Allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

        In addition to the risk-based guidelines, the federal banking agencies require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        In December, 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by the policy statement is the sum of: (a) assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming twelve months.

        The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

        Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management. The federal banking agencies recently considered adopting a uniform supervisory framework for all institutions to measure and assess each bank's exposure to interest rate risk and establish an explicit capital charge based on the assessed risk, but ultimately elected not to adopt such a uniform framework. Even without such a uniform framework, however, each bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital for interest rate risk if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

        Effective April 1, 1995, the federal banking agencies issued rules which limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. The standard had been in effect on an interim basis since March, 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of: (i) the amount that can be realized within one year of the quarter-end report date; or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

        4.     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

        General. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. FDICIA recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

        Prompt Corrective Action. FDICIA established five categories of bank capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under FDICIA, banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent.

        The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The federal banking agency may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

        Operational Standards. FDICIA also granted the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (the Riegal Community Development Act, discussed below) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

        Regulatory Accounting Reports. Each bank with $500 million or more in assets is required to submit an annual report to the FDIC, as well as any other federal banking agency with authority over the bank, and any appropriate state banking agency. This report must contain a statement regarding management's responsibilities for: (i) preparing financial statements; (ii) establishing and maintaining adequate internal controls; and (iii) complying with applicable laws and regulations. In addition to having an audited financial statement by an independent accounting firm on an annual basis, the accounting firm must determine and report as to whether the financial statements are presented fairly and in accordance with generally accepted accounting principles and comply with other requirements of the applicable federal banking authority. In addition, the accountants must attest to and report to the regulators separately on management's compliance with internal controls.

        Truth in Savings. FDICIA further established a new truth in savings scheme, providing for clear and uniform disclosure of terms and conditions on which interest is paid and fees are assessed on deposits. The FRB's Regulation DD, implementing the Truth in Savings Act, became effective June 21, 1993.

        Brokered Deposits. Effective June 16, 1992, FDICIA placed restrictions on the ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

        Lending. New regulations have been issued in the area of real estate lending, prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

        State Authorized Activities. The new legislation also created restrictions on activities authorized under state law. FDICIA generally restricts activities through subsidiaries to those permissible for national banks, unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements, thereby effectively eliminating real estate investment authorized under California law, and provided for a five-year divestiture period for impermissible investments. Insurance activities were also limited, except to the extent permissible for national banks.

        5.     RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT OF
               1994

        The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act"), which has been viewed as the most important piece of banking legislation since the enactment of FDICIA, was signed into law on September 23, 1994. In addition to providing funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups, the 1994 Act mandated changes to a wide range of banking regulations. These changes included modifications to the publication requirements for Call Reports, less frequent regulatory examination schedules for small institutions, small business and commercial real estate loan securitization, amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act, clarification of the coverage of the Real Estate Settlement Procedures Act for business, commercial and agricultural real estate secured transactions, amendments to the national flood insurance program, and amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

        The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and requires a transition period in order to provide adequate time for compliance. This Act also requires the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. This act reduces the frequency of examinations for well-rated institutions, simplifies the quarterly Call Reports and eliminated the requirement that financial institutions publish their Call Reports in local newspapers. This Act also established an internal regulatory appeal process and independent ombudsman to provide a means for review of material supervisory determinations. The Paperwork Reduction and Regulatory Improvement Act also amended the Bank Holding Company Act and Securities Act of 1933 to simplify the formation of bank holding companies.

        Title IV of the 1994 Act amended the Bank Secrecy Act by reducing the reporting requirements imposed on financial institutions for large currency transactions, expanding the ability of financial institutions to provide exemptions to the reporting requirements for businesses that regularly deal in large amounts of currency, and providing for the delegation of civil money penalty enforcement from the Treasury Department to the individual federal banking agencies.

        6.     SAFETY AND SOUNDNESS STANDARDS

        In July, 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA and the 1994 Act. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

        The federal banking agencies issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

        Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

        7.     CONSUMER PROTECTION LAWS AND REGULATIONS

        The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations including, but not limited to, the Community Reinvestment Act (the "CRA"), the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

        The CRA, enacted into law in 1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

        The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from "outstanding" to a low of "substantial noncompliance."

        The ECOA, enacted into law in 1974, prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

        The FH Act, enacted into law in 1968, regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

        The TILA, enacted into law in 1968, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

        HMDA, enacted into law in 1975, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

        RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

        Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

        8.     CONCLUSION

        As a result of the recent federal and California legislation, there has been a competitive impact on commercial banking. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, and other financial institutions, banks have experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

        Future legislation is also likely to impact the Bank's business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Various proposals to restructure the federal bank regulatory agencies are currently pending in Congress, some of which include proposals to expand the ability of banks to engage in previously prohibited businesses. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted.

        IMPACT OF MONETARY POLICIES. Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets will comprise the major source of the Bank's earnings. These rates are highly sensitive to many factors which are beyond the control of the Bank and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted; however, depending on the degree to which the Bank's interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have the temporary effect of increasing the Bank's net interest margin, while decreases in interest rates would have the opposite effect.

        In addition, adverse economic conditions could make a higher provision for loan losses prudent and could cause higher loan charge-offs, thus adversely affecting the Bank's net income.

        CERTAIN RATIOS

        The following table presents certain ratios for the periods indicated:

                                                     For the Year Ended December 31,
                                             ------------------------------------------------
                                             1997        1996      1995      1994       1993
                                            ------      ------    ------    ------      -----
Net Income to Average(1)
  Shareholders' Equity......................12.83%       10.24%    11.13%    12.07%     9.45%

Net Income to Average Assets...............   .97%         .95%     1.04%     1.09%      .85%

Average Net Loans to Average
  Deposits................................  75.49%       86.24%    80.05%    89.98%    83.74%

------------------
        (1) Averages used herein, unless indicated otherwise, are based on daily averages.

ITEM 2 - DESCRIPTION OF PROPERTY

        The Bank owns its main office and its branches in Brawley, Calexico, Coachella, La Quinta and Thousand Palms. The Bank leases its remaining branches as well as an operations center at 2415 La Brucherie Road, Imperial, and its loan production offices in El Centro and Indio, California, and Yuma, Arizona.

        The Bank's Holtville lease and the Indio loan production office lease expire in 1998. The remaining leases expire in 2001 or beyond and/or have extension options. The Bank intends to negotiate to extend the Holtville branch lease. The Indio loan production office will be vacated and moved to Rancho Mirage.

        The Bank has leased property located adjacent to the main office, at 1498 Main Street, on which the Bank constructed a new facility to house the Bank's corporate and loan functions, consolidating the loan center. The lease has a twenty-year term and two five-year options. Construction cost $591,276 and was completed by June, 1997. The term of the lease commenced upon completion of the construction. The rent for each year of the term is $318,972, plus cost-of-living adjustments of not less than 3.5% and not more than 5.5% each year after the initial year.

        The Bank purchased a parcel of vacant land at 81-710 Highway 111, Indio, with the original intention of constructing a permanent Indio branch office. The purchase price was $310,000. The purchase preceded the acquisition of Bank of the Desert, N.A., and the Bank has not yet determined whether to keep the property for a permanent site after expiration of the existing Indio branch lease at 81-790 Highway 111, which has been extended to February, 1999, or whether to sell the property and exercise its 40-month extension option. The Bank has also purchased a parcel of vacant land adjacent to its La Quinta office, at a cost of $23,100, to be used as additional parking for that branch.

        During 1997 the Bank's aggregate lease expense for these properties was $467,437. The Bank's aggregate lease expense in 1996 was $445,935.

        The Bank's premises are deemed to be adequate for its present and anticipated needs and no material capital expenditures are contemplated. In Management's opinion, the Bank has sufficient insurance to cover its interests in its premises.

ITEM 3 - LEGAL PROCEEDINGS

        To the best of the Company's and the Bank's knowledge, there are no pending legal proceedings to which the Company or the Bank is a party and which may have a materially adverse effect upon the Company's or the Bank's property or business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company was not publicly held during 1997. No matters were submitted to the Bank's stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from Page 41 of Valley Independent Bank's Annual Report to Shareholders for the year ended December 31, 1997.
Valley Independent Bank is the Company's predecessor.

        During 1995, 1996 and 1997 the Bank issued 892,839 shares of its Common Stock upon exercise of stock options pursuant to the Bank's 1989 Stock Option Plan, pursuant to its 1997 Unit Offering, and pursuant to the exercise of Warrants issued in the 1997 Unit Offering. The aggregate proceeds to the Bank was $10,978,686. The issuances of the Bank's Common Stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(2) thereof.

ITEM 6 - SELECTED FINANCIAL DATA

        The information required by this Item is incorporated by reference from Page 8 of Valley Independent Bank's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is incorporated by reference from Pages 9 to 25 of Valley Independent Bank's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

        The information required by this Item is incorporated by reference from Pages 24 to 25 of Valley Independent Bank's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Financial Statements are incorporated herein by reference from Pages 26 to 40 of Valley Independent Bank's Annual Report to Shareholders for the year ended December 31, 1997:

        - Independent Auditors' Report
        - Statements of Financial Condition as of December 31, 1997 and 1996
        - Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
        - Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
        - Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
        - Notes to Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with the Bank's accountants on accounting or financial disclosure.

                                           PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from Pages 6 to 8 and Page 25 of VIB Corp's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1998.

ITEM 11 - EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from Pages 9 to 13 of VIB Corp's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

        The information required by this Item is incorporated by reference from Pages 4 to 5 of VIB Corp's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from Page 14 of VIB Corp's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1998.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

A.      FINANCIAL STATEMENTS

        The following Financial Statements are incorporated herein by reference:

                DESCRIPTION                                                                PAGE
                -----------                                                                ----
        A-1.   Independent Auditors' Report................................................(1)
        A-2.   Statements of Financial Condition as of December 31, 1997 and 1996..........(1)
        A-3.   Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...(1)
        A-4.   Statement of Changes in Shareholders' Equity for the Years Ended December 31,
               1997, 1996 and 1995.........................................................(1)
        A-5.   Statements of Cash Flows for the Years Ended December 31, 1997, 1996
               and 1995....................................................................(1)
        A-6.   Notes to Financial Statements...............................................(1)

------------------------------

(1) The Financial Statements are incorporated by reference from Pages 26 to 40 of Valley Independent Bank's 1997 Annual Report to Shareholders.

B.      Exhibits

        The following exhibits are filed as a part of this Report:

        REG. S-K,
        ITEM 601
        EXHIBIT NO.   DESCRIPTION
        -----------   -----------
        2             Plan of Reorganization and Merger Agreement, dated
                      November 18, 1997, by and between Valley Independent Bank
                      and VIB Merger Company
        3.1           Articles of Incorporation of VIB Corp, as amended
        3.2           Bylaws of VIB Corp
        4.1           Form of Common Stock Certificate Warrant
        4.2           Form of Warrant Certificate
        10.1          Agreement to Assume Liabilities and to Acquire Branch Banking Office
                      (Calexico)
        10.2          Agreement and Plan of Reorganization Dated April 29, 1996
                      (Bank of the Desert, N.A.)
        10.3          Purchase and Assumption Agreement Dated October 15, 1996
                      (Blythe and Tecate)
        10.4          VIB Corp 1997 Stock Option Plan
        10.5          Form of VIB Corp Stock Option Agreement
        10.6          Form of VIB Corp Indemnity Agreement
        10.7          Profit Sharing and 401(k) Plan
        10.8          Amendment to 401(k) Plan
        10.9          1994 Amendments to 401(k) Plan
        10.10         Employee Stock Ownership Plan
        10.11         Form of Directors Deferred Compensation Agreement
        10.12         Form of Officers Deferred Compensation Agreement
        10.13         El Centro Lease
        13            Valley Independent Bank's 1997 Annual Report to Shareholders
                      (incorporated portions only)
        21            Subsidiaries
        27            Financial Data Schedule

C.      REPORTS ON FORM 8-K

        The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997. The Bank filed the following Current Report on Form F-3 during the fourth quarter of 1997:

               DATE                   SUBJECTS
               ----                   --------
        As of November 18, 1997       Declaration of a 2% stock dividend - record date
                                      December 28, 1997; approval of bank holding
                                      company reorganization; conclusion of 1997 Unit
                                      Offering - 101,082 Units (5 shares of Common, 1
                                      Warrant) at $87.50 per Unit.

                                       23

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIB CORP




Date: March 26, 1998                    By: /s/ HARRY G. GOODING
                                            -----------------------------------
                                            Harry G. Gooding, III,
                                            Executive Vice President and
                                            Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                   Date
---------                                          -----                                   ----

---------------------------------           Director                                     March __, 1998
Charles Ellis


---------------------------------           Director                                     March __, 1998
Robert S. Ellison

/s/ RICHARD D. FOSS
---------------------------------           Chairman of the Board                        March 26, 1998
Richard D. Foss                             of Directors

/s/ HARRY G. GOODING
---------------------------------           Executive Vice President                     March 26, 1998
Harry G. Gooding, III                           and Chief Financial
                                            Officer (and Principal
                                            Accounting Officer)
/s/ DENNIS L. KERN
---------------------------------           Director, President and                      March 26, 1998
Dennis L. Kern                                  Chief Executive Officer

/s/ EDWARD McGREW
---------------------------------           Director                                     March 26, 1998
Edward McGrew

/s/ RONALD A. PEDERSEN
---------------------------------           Vice Chairman of the                         March 26, 1998
Ronald A. Pedersen                              Board of Directors

/s/ JOHN L. SKINNER
---------------------------------           Director                                     March 26, 1998
John L. Skinner


---------------------------------           Vice Chairman of the                         March __, 1998
Alice Helen Lowery                              Board of Directors
  Westerfield

                                  EXHIBIT INDEX


        REG. S-K,                                                                           PAGE (OR
        ITEM 601                                                                            FOOTNOTE
        EXHIBIT NO.   DESCRIPTION                                                           REFERENCE)
        -----------   -----------                                                           ---------
        2             Plan of Reorganization and Merger Agreement, dated
                      November 18, 1997, by and between Valley Independent Bank
                      and VIB Merger Company...................................................(1)
        3.1           Articles of Incorporation of VIB Corp, as amended........................(2)
        3.2           Bylaws of VIB Corp.......................................................(2)
        4.1           Form of Common Stock Certificate Warrant.................................(3)
        4.2           Form of Warrant Certificate .............................................(3)
        10.1          Agreement to Assume Liabilities and to Acquire Branch Banking
                      Office (Calexico) (P).................................................... 26
        10.2          Agreement and Plan of Reorganization Dated April 29, 1996
                      (Bank of the Desert, N.A.) (P)........................................... 67
        10.3          Purchase and Assumption Agreement Dated October 15, 1996
                      (Blythe and Tecate) (P)..................................................139
        10.4          VIB Corp 1997 Stock Option Plan..........................................(2)
        10.5          Form of VIB Corp Stock Option Agreement..................................(2)
        10.6          Form of VIB Corp Indemnity Agreement.....................................(2)
        10.7          Profit Sharing and 401(k) Plan (P).......................................208
        10.8          Amendment to 401(k) Plan (P).............................................281
        10.9          1994 Amendments to 401(k) Plan (P).......................................286
        10.10         Employee Stock Ownership Plan (P)........................................195
        10.11         Form of Directors Deferred Compensation Agreement (P)....................263
        10.12         Form of Officers Deferred Compensation Agreement (P).....................367
        10.13         El Centro Lease (P)......................................................380
        13            Valley Independent Bank's 1997 Annual Report to Shareholders
                      (incorporated portions only).............................................406
        21            Subsidiaries.............................................................439
        27            Financial Data Schedule..................................................440

------------------------------

        (1) Filed as Exhibit A to the Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 dated December 23, 1997 (the "S-4 Registration Statement").

        (2) Filed as an exhibit to the S-4 Registration Statement.

        (3) Filed as an exhibit to Registrant's Registration Statement on Form 8-A dated March 19, 1998.

        (4) The Bank's Annual Report to Shareholders, portions of which are incorporated by reference, will be submitted under separate cover. Except those portions incorporated by reference, the Annual Report to Shareholders is not to be deemed "filed" as a part of this Form 10-K.

        (P) Filed in paper format under cover of Form SE.