Form 10-Q
period 1998-03-31
VIB CORP
filed 1998-05-14
CIK 1051345

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________

                        Commission File Number: 333-43021

                                    VIB Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                      33-0780371
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                  1498 Main Street, El Centro, California 92243
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (760) 337-3200
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since Last
Report)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,196,507 shares as of May 5, 1998.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended March 31, 1998 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended March 31, 1998 have been made. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

Part 1. - Financial Information
Item 1. - Financial Statements


                             VIB CORP AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       March 31,1998 and December 31,1997
                                   (Unaudited)

                                                 March 31         December 31
                                                  1998                1997
                                              -------------       -------------
ASSETS

Cash and due from banks                       $  30,981,840       $  33,821,287
Federal funds sold                                        0           4,000,000
                                              -------------       -------------
         Total cash and cash equivalents         30,981,840          37,821,287

Interest bearing deposits                           584,988             586,000
Securities available for sale (note B)           76,360,040          69,287,466

Loans: (note C)
        Commercial                               47,795,914          46,049,768
        Agricultural                             32,025,959          49,128,668
        Real estate-construction                 36,567,363          35,926,148
        real estate-other                       181,125,224         157,566,136
        Consumer                                 30,197,995          26,741,763
                                              -------------       -------------
              Total Loans                       327,712,455         315,412,483

Net deferred loan fees                           (1,920,813)         (1,665,059)
Allowance for credit losses                      (2,742,190)         (2,330,000)
                                              -------------       -------------
              Net Loans                         323,049,452         311,417,424

Premises and equipment                           11,408,066          11,452,257
Other real estate owned                             854,209           1,171,027
Cash surrender life insurance                     2,368,162           2,282,805
Deferred tax asset                                1,673,596           1,650,000
Goodwill                                          4,777,797           3,607,404
Accrued interest and other assets                 4,741,604           4,891,773
                                              -------------       -------------

TOTAL ASSETS                                  $ 456,799,754       $ 444,167,443


The accompanying notes are an integral part of the consolidated financial statements.

                             VIB CORP AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       March 31,1998 and December 31,1997
                                   (Unaudited)

                                                              March 31        December 31
                                                                1998              1997
                                                            ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Noninterest-bearing demand                         $115,114,281      $126,660,748
         Money Market and NOW                                103,143,269        93,732,297
         Savings                                              45,484,639        40,811,775
         Time deposits under $100,000                         69,257,170        67,110,498
         Time deposits $100,000 and over                      75,963,624        70,897,030
                                                            ------------      ------------
                       Total Deposits                        408,962,983       399,212,348

Fed funds purchased                                            1,000,000                 0
Capital lease obligations                                      2,854,181         2,842,336
Accrued interest and other liabilities                         2,765,617         1,858,749
                                                            ------------      ------------
                       Total Liabilities                     415,582,781       403,913,433

Stockholders' Equity:
         Preferred shares, no par value;
            10,000,000 shares authorized;
              issued 0 shares in 1998 and 1997                         0                 0
         Common shares,no par value, Authorized
            20,000,000 in 1998 and 13,500,000 in 1997,
         Outstanding: 6,195,439 in 1998 and
            6,187,397 in 1997                                 35,954,979        35,932,844
         Undivided Profits                                     4,987,610         4,053,921
         Accumulated other comprehensive
         income, net of tax of $190,673 in
                  1998 and $186,000 in 1997                      274,384           267,245
                                                            ------------      ------------
                       Total Stockholders' Equity             41,216,973        40,254,010
                                                            ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $456,799,754      $444,167,443



The accompanying notes are an integral part of the consolidated financial statements.

                             VIB CORP AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              For the Three Month
                                                                 Periods Ended
                                                           --------------------------
                                                            March 31        March 31
                                                              1998            1997
                                                           ----------      ----------
Interest Income:
       Interest and Fees on Loans                          $7,980,927      $6,325,259
       Interest on Investment Securities-Taxable              878,378         628,867
       Interest on Investment Securities-Nontaxable           242,714         245,238
       Other Interest Income                                   49,116         167,401
                                                           ----------      ----------
Total Interest Income                                       9,151,135       7,366,765

Interest Expense:
       Interest on Money Market and NOW                       641,961         449,151
       Interest on Savings Deposits                           205,779         172,360
       Interest on Time Deposits                            1,840,846       1,743,292
       Interest on Other Borrowings                           125,431           1,642
                                                           ----------      ----------
Total Interest Expense                                      2,814,017       2,366,445
                                                           ----------      ----------

Net Interest Income                                         6,337,118       5,000,320

Provision for Credit Losses                                   555,000         305,000
                                                           ----------      ----------

Net Interest Income after Provision for Credit Losses       5,782,118       4,695,320

Non-interest Income:
       Service Charges and Fees                             1,022,908         757,535
       Gain on Sale of Loans and Servicing Fees                94,170          63,610
       Gain on Sale of Securities                                   0               0
       Other Income                                            58,672          49,298
                                                           ----------      ----------
Total Non-interest Income                                   1,175,750         870,443

Non-interest Expense:
       Salaries and Employee Benefits                       2,702,906       2,366,953
       Occupancy Expenses                                     461,224         344,382
       Furniture and Equipment                                492,755         448,176
       Other Expenses (note D)                              1,877,267       1,571,345
                                                           ----------      ----------
Total Non-interest Expense                                  5,534,152       4,730,856
                                                           ----------      ----------

Income Before Income Taxes                                  1,423,716         834,907

Income Taxes                                                  490,000         270,000
                                                           ----------      ----------

Net Income                                                 $  933,716      $  564,907


Per Share Data: (note E)

       Net Income - Basic                                  $     0.15      $     0.11

       Net Income - Diluted                                $     0.14      $     0.10



The accompanying notes are an integral part of the consolidated financial statements.

                             VIBCORP AND SUBSIDIARY
                 Consolidated Statement of Stockholder's Equity


                                                               Common Shares                   Accumulated
                                                         -----------------------                  Other
                                                          Number of                Undivided  Comprehensive
                                                          Shares       Amount       Profits       Income        Total
                                                         ---------   -----------   ---------- -------------   -----------
Balance January 1,1997                                   5,458,892   $24,286,693   $2,473,963    $278,877     $27,039,533

Comprehensive Income
     Net income                                                                     3,800,989                   3,800,989
     Other comprehensive income
        Unrealized gains on securities, net
        of taxes of $218,000                                                                      313,472         313,472
         Less reclassification adjustments for gains
         included in net income,net of taxes of $226,000                                         (325,104)       (325,104)
                                                                                                              -----------
     Total other comprehensive income                                                                             (11,632)
                                                                                                              -----------
Total Comprehensive income                                                                                      3,789,357

Issuance of common shares
     net of expense of $123,425                            510,660     8,809,374                                8,809,374

Cash dividends                                                                        (21,724)                    (21,724)

Stock dividends                                            120,510     2,199,307   (2,199,307)                          0

Exercise of stock options
     Including the realization of
     Tax benefits of $96,000                                97,335       637,470                                  637,470


                                                         ---------   -----------   ----------    --------     -----------
Balance January 1,1998                                   6,187,397    35,932,844    4,053,921     267,245     $40,254,010

Comprehensive Income
     Net income                                                                       933,716                     933,716
     Other comprehensive income
         Unrealized gains on securities, net
         of taxes of $4,960                                                                         7,139           7,139
                                                                                                              -----------
     Total other comprehensive income                                                                               7,139
                                                                                                              -----------
Total Comprehensive income                                                                                        940,855

Cash dividends                                                                           (27)                         (27)

Exercise of stock options                                    7,924        19,834                                   19,834

Exercise of stock warrants                                     118         2,301                                    2,301


                                                         ---------   -----------   ----------    --------     -----------
Balance at March 31,1998                                 6,195,439   $35,954,979   $4,987,610    $274,384     $41,216,973
                                                         =========   ===========   ==========    ========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             VIBCORP AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in Thousands)

                                                                      For the Three-Month
                                                                        Periods Ended
                                                                          March 31,
                                                                       1998           1997
                                                                     --------       --------
Cash flow from operating activities:
Net income (loss)                                                    $    934       $    565
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                          73            405
    Deferred income taxes                                                 (29)          (561)
    Provision for credit losses                                           555            305
    Originations of loans held for sale                                  (166)        (5,913)
    Proceeds from sale of loans                                           553              0
    Net loss/(gain) on loan sales and securitization                      (33)             0
    Loss (Gain) on sale of other real estate owned                        (20)            (2)
    Net increase in cash surrender value of life insurance                (85)           (46)
    Net realized gains in available for sale securities                     0            (22)
    Net amortization of premium/discount on available
      for sale securities                                                  51             22
    Net change in accrued interest, other assets,
      and other liabilities                                             1,080         (2,272)
                                                                     --------       --------

       Net cash provided (used) by operating activities                 2,913         (7,519)

    Cash flow from investing activities:
      Purchases of available for sale securities                      (28,073)       (39,475)
      Net cash received from purchase of branches                       6,524         39,223
      Proceeds from sales of other real estate owned                      702            428
      Proceeds from sales of available for sale securities                  0            627
      Proceeds from maturities of available for sale securities        20,962          3,465
      Loans granted net of repayments                                  (4,268)        (4,586)
      Premises and equipment expenditures                                (471)          (863)
      Net decrease in interest bearing deposits                             1              0
                                                                     --------       --------

       Net cash provided (used) by investing activities                (4,623)        (1,181)

    Cash flow from financing activities:
      Net increase in demand deposits and savings                     (10,626)         2,742
      Net increase in time deposits                                     4,463          8,136
      Net change in capitalized lease obligations                          12              0
      Payments for dividends                                                0              0
      Net change in fed funds purchased                                 1,000              0
      Proceeds from exercise of stock options and warrants                 22            182
                                                                     --------       --------

       Net cash provided (used) by financing activities                (5,129)        11,060

       Net change in cash and cash equivalents                       ($ 6,839)      $  2,360
                                                                     ========       ========

   Cash and cash equivalents:
        Beginning of period                                          $ 37,821       $ 34,886

        End of period                                                $ 30,982       $ 37,246


    Supplemental disclosure of cash flow information:
    (in Thousands)
    Cash paid for interest expense                                   $  2,793       $  2,218
    Cash paid (received) for income taxes                            $    222       $      0


    The accompanying notes are an integral part of the financial statements.

                VIB CORP AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A) General

         See note A of Notes to Financial Statements incorporated by reference in VIB CORP's (the "Company")1997 Annual Report on Form 10-K for a summary of significant accounting policies.

         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1997 Annual Report to Stockholders, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB CORP include the accounts of the Company and its wholly-owned subsidiary, Valley Independent Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform with the current period's classifications.

 (B) Available-for-sale Securities

                  The Company's available-for-sale securities portfolio at March 31, 1998 had a net unrealized gain of approximately $464,000, as compared with a net unrealized gain of approximately $453,000 at December 31, 1997, an improvement during the three months beginning January 31, 1998 of $11,000.

Available-for-sale securities

                                        March 31, 1998
                                ----------------------------------------------
                                               Gross        Gross
                                Amortized    Unrealized   Unrealized    Fair
(in thousands)                    Cost         Gains        Losses      Value
--------------                  ---------    ----------   ----------   -------
U.S. Treasury Securities        $   518      $    36                   $   554
U.S. Government and
    Agency Securities            43,484          150      $   100       43,534
State and Political Subd         20,240          382            4       20,618
Mortgage-Backed Securities        9,643           36           36        9,643
Other Equity                      2,011                                  2,011
                                -------      -------      -------      -------

                                $75,896      $   604      $   140      $76,360


                                       December 31, 1997
                                -----------------------------------------------
                                                Gross       Gross
                                Amortized    Unrealized   Unrealized     Fair
(in thousands)                    Cost          Gains       Losses      Value
--------------                  ---------    ----------   ----------  ---------
U.S. Treasury Securities        $   507      $    37                   $   544
U.S. Government and
    Agency Securities            39,125           99      $    28       39,196
State and Political Subd         18,567          335                    18,902
Mortgage-Backed Securities        9,893           39           29        9,902
Other Equity                        743                                    743
                                -------      -------      -------      -------

                                $68,835      $   510      $    57      $69,287


        Investment securities carried at approximately $33,546,000 and $6,328,000, at March 31,1998 and December 31,1997, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


 (C ) Loans

        The Company's loan portfolio consists primarily of loans to borrowers within Imperial and Riverside counties,California and Yuma, Arizona. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolio are, to some degree, concentrated in those industries.

        The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At March 31,1998 and December 31,1997 the company was servicing approximately $66,811,000 and $59,289,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                  March 31,1998    December 31,1997
                                                  -------------    ----------------
Balance at beginning of year                       $2,330,000      $2,634,000
Additions to the allowance charged to expense         555,000       1,850,000
Recoveries on loans charged off                        14,000         259,000
Loans charged off                                     157,000       2,413,000
                                                   ----------      ----------

Balance at end of period                           $2,742,000      $2,330,000


A summary of nonperforming loans and assets follows:

                                              March 31, 1998    December 31,1997
                                              --------------    ----------------
Non-accrual loans                              $3,867,000       $4,317,000
Loans 90 days past due and still accruing          73,000          373,000
                                               ----------       ----------
        Total nonperforming loans               3,940,000        4,690,000
Other Real Estate Owned                           854,000        1,171,000
                                               ----------       ----------
        Total nonperforming assets             $4,794,000       $5,861,000

Nonperforming loans to total ending loans            1.20%            1.49%
Nonperforming assets to total loans and
        Other Real Estate Owned                      1.46%            1.85%


(D)  Other Expenses

        Other expenses for the periods indicated are as follows:

                                March 31,1998    March 31,1997
                                -------------    -------------
Data Processing                  $  283,000      $  234,000
Advertising                          81,000          65,000
Legal and Professional              350,000         320,000
Regulatory Assessments               35,000           8,000
Insurance                            38,000          37,000
Amortization of Intangibles          88,000          51,000
Office Expenses                     352,000         317,000
Promotion                           339,000         310,000
Other                               311,000         229,000
                                 ----------      ----------
Total Other Expenses             $1,877,000      $1,571,000


(E)  Earnings Per Share

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 6,192,148 for the three months ended March 31, 1998 and 5,582,203 for the three months ended March 31, 1997, respectively.

        Diluted earnings per share for the three month periods ended March 31,1998 and 1997, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flow and capital resources. This discussion should be read in conjunction with the attached Financial Statements included in Item 1, and the Company's Annual Report on Form 10-K.


GENERAL

During the first quarter of 1998 VIB Corp's financial performance was highlighted with a significant increase in earnings growth, Valley Independent Bank's acquisition of a branch location from Palm Desert National Bank in Palm Springs, and the finalization of the bank holding company reorganization.

VIB Corp was incorporated on November 7, 1997 under the Laws of the State of California at the direction of the Board of Directors of Valley Independent Bank (the "Bank") for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of Valley Independent Bank's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of Valley Independent Bank's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase Valley Independent Bank's Common Stock, issued in connection with the Bank's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock.

Effective March 27, 1998 Valley Independent Bank, the sole wholly-owned subsidiary bank of VIB Corp, acquired certain of the assets and certain of the deposit liabilities of the Palm Springs, California branch office of Palm Desert National Bank, a national banking association headquartered in Palm Desert, California. As a result of the acquisition, the Bank assumed approximately $16,122,000 in deposit liabilities, purchased $8,308,000 in loans outstanding, purchased the fixed assets of the branch and assumed the lease for the branch location. Valley Independent Bank paid a premium for the deposits assumed in the amount of $1,225,000.

Valley Independent Bank also has plans to open new loan production offices during the second quarter in San Diego County, California and Las Vegas, Nevada, as well as in Phoenix and Tucson, Arizona later in 1998.

During 1996 the Bank began the process of identifying and addressing issues surrounding the year 2000 and their impact on the Bank's operations. That process continued through 1997 during which the Bank conducted a comprehensive review of its computer systems to identify applications that would be affected by the year 2000 issue and the Bank developed an implementation plan to bring the Bank's systems into compliance prior to the year 2000. The Bank's compliance program includes review of bankwide computer processing systems as well as review of third party vendors' interface systems and review of large corporate borrowers' systems. During 1997 the Bank completed the assessment phase of its program and anticipates, during 1998, to end the implementation and begin the validation of hardware and software upgrades, system replacements, vendor certifications and other associated changes. The Bank anticipates that final implementation and validation will occur in early 1999, with final certification of all internal systems by no later that June 30, 1999. Simultaneously, the Bank will be evaluating the impact of year 2000 compliance on large corporate customers as well as third party vendors.

The Bank expects to implement successfully the systems and programming changes necessary to address the year 2000 issue and does not believe that the costs of such actions will have a material effect on the Bank's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes, and the Bank's inability to implement such changes could have an adverse effect on the Company's future results of operations. Similarly, there can be no assurance that third party vendors' systems will be year 2000 compliant and, consequently, the Bank could incur incremental costs to convert to other vendors.

Net earnings for the three months ending March 31, 1998 were $934,000 or $.14 per share fully diluted based upon average shares outstanding of 6,518,483. This compared with net earnings of $565,000 or $.10 per share fully diluted based upon the average shares outstanding of 5,875,622 for the same period in 1997.

The Board of Directors approved a stock split in May 1997 and a stock dividend in December 1997. All per share figures have been retroactively adjusted for these and previous stock dividends and splits.

Loan growth was moderate during the three months ending March 31, 1998. This growth was stimulated by the general economic soundness of the communities serviced by Valley Independent Bank. Total gross loans at March 31, 1998 were $325.8 million which represented an increase of $12.0 million or 3.8% from December 31, 1997. Since March 31, 1997, total gross loans have increased $70.2 million or 27.5%. This increase since March 1997 also includes $8.3 million in loans acquired in the Palm Springs branch office acquisition which was consummated in March 1998.

Total deposits at March 31, 1998 increased $9.8 million or 2.4% from year-end 1997 to $409.0 million. This increase includes the assumption of deposits acquired from Palm Desert National Bank, discussed earlier, and the normal seasonal deposit cycle experienced in the Imperial and Coachella Valleys as it relates to the local agricultural business cycle. Total deposits, compared to the March 31, 1997, increased $51.4 million or 14.4%.

The Bank's liquidity position, enhanced by the Palm Desert National Bank branch acquisition, remained adequate to meet future contingencies. At March 31, 1998 the Bank had $1.0 million in federal funds purchased outstanding. This compared to $12.0 million in federal funds sold outstanding at March 31, 1997. Since December 31, 1997, Federal Funds sold have decreased $4.0 million. The Bank's liquidity ratio at March 31, 1998 was 22.7%. This ratio represented a decrease from 27.4% at March 31, 1997 and an increase from 21.2% at December 31, 1997.

The Company's separate (stand-alone) liquidity is based upon its separate liquid resources and the ability of the Bank to pay it cash dividends. At March 31, 1998 the Company had adequate liquidity to meet its anticipated funding needs.


NET INTEREST INCOME

Average interest earning assets totaled $386.4 million during the first quarter in 1998, an increase of $72.4 million or 23.1% compared to the same period last year. All comparative areas of earning assets grew significantly with the exception of average federal funds sold. This growth was highlighted by an increase in average total loans of $63.3 million or 25.6% to $310.2 million. Average interest bearing liabilities in the first quarter of 1998 increased $44.8 million or 18.7% to average $283.9 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $39.6 million or 16.6% to $278.6 million. Average borrowed funds increased $5.3 million or 100.0% to $5.3 million during the same time frame. These comparative changes were minimally affected by the Palm Springs branch acquisition.

Interest income for the quarter ended March 31, 1998 was $9.2 million, an increase of $1.8 million or 24.2% compared to the first quarter in 1997. The increase in interest income was primarily the result of the volume increases previously discussed. This increase was enhanced by a slightly increased interest rate environment. The yield on interest earning assets increased 12 basis points to 9.13% in the first quarter of 1998 from 9.01% for the comparative period last year.

Interest expense increased $.4 million or 18.9% during the quarter ended March 31, 1998 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest bearing categories. This increase was partially impacted by a slightly higher interest rate environment. The cost of interest bearing funds increased 1 basis point from 4.01% during the first quarter of 1997 to 4.02% for the quarter ended March 31, 1998.

Net interest income was $6.3 million for the first quarter in 1998, representing an increase of $1.3 million or 26.7% from the quarter ended March 31, 1997. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities increased to 5.53% for the period ending March 31, 1998, compared to 5.46% for the same period in 1997. Net interest income as a percentage of average interest earning assets, or the net interest margin, increased to 6.61% for the quarter ending March 31, 1998, compared to 6.43% for the quarter ending March 31, 1997. The relatively greater increases in interest earning assets than in interest bearing liabilities and the greater proportionate growth in loans, the highest yielding assets, were the primary reasons for the comparative increase in yield for both the net interest spread and the net interest margin.


PROVISION FOR CREDIT LOSSES

The allowance for credit losses at March 31, 1998 was $2.7 million, compared to $2.8 million at March 31, 1997, a decrease of $78,000 or 2.8%. As a percent of total loans, the allowance was .84% at March 31, 1998, compared to 1.10% at March 31, 1997.

The provision for credit losses was $555,000 for the first quarter of 1998, compared with $305,000 provided for the quarter ended March 31, 1997, an increase of 82.0%.

Total non-performing loans as of March 31, 1998 were $3.9 million as compared to $5.1 million at March 31, 1997. Non-performing loans decreased $750,000 from December 31, 1997 during the current first quarter.

Net charge-offs were $143,000 for the quarter ended March 31, 1998. This compared to $120,000 in net charge offs for the same period in 1997.

The Bank has an established standard process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of the loan portfolio, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by loans with general allocations assigned to the various loan categories. Loans classified by the Bank's internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

Management of the Bank believes the allowance at March 31, 1998, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Bank's loan portfolio.


OTHER INCOME

Total other income amounted to $1,176,000 for the quarter ended March 31, 1998 representing an increase of $305,000 or 35.1% compared with the same period in the prior year. A $265,000 increase in service charges on deposits, primarily a result of two branch acquisitions in 1997 from Wells Fargo Bank, N.A. was the principal reason for the increase in other income.


OTHER EXPENSE

Total other expense in the first quarter of 1998 was $5.5 million, an increase of $.8 million or 17.0% as compared to the same period in 1997.

Salary expense during the first quarter of 1998 was $2.0 million, an increase of $.2 million or 11.0% over the comparable period in 1997. The growth in salary expense is attributable to staffing additions related to the 1997 Wells Fargo Bank branch acquisitions, merit increases, paid commissions and performance incentives.

Employee benefits expense was $690,000 for the period ending March 31, 1998, an increase of $125,000 or 22.0% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed staffing additions, increased 401K and ESOP funding costs and increases in medical insurance expense.

Occupancy expense was $461,000 for the period ended March 31, 1998, an increase of $117,000 or 33.9% as compared to the first quarter in 1997. Furniture and equipment expense was $493,000 for the first quarter in 1998, an increase of $45,000 or 9.9% from the same period in 1997. These increases were primarily the result of the acquisitions previously discussed, as well as the costs related to a new corporate facility, which was occupied commencing in July 1997.

Other operating expense amounted to $1,877,000 during the quarter ended March 31, 1998, an increase of $306,000 or 19.5% from the same period in the prior year. Increases in the areas of intangible asset amortization, business development, data processing, professional fee costs and expenses related to the previously discussed acquisitions were the primary causes for the increase in this category.


INCOME TAXES

Income tax expense for the three months ending March 31, 1998 was $490,000 as compared with $270,000 for the same period in 1997. The increase in expense was primarily attributable to a $589,000 increase in taxable operating income as well as a slight increase in the Bank's effective tax rate from 32.3% for the quarter ended March 31, 1997 to 34.4% for the quarter ended March 31, 1998. The effective tax rate increase was primarily the result of increases in non-deductible intangible asset amortization expense.


CAPITAL RESOURCES

Total stockholders' equity as of March 31, 1998 was $41.2 million which represented an increase of $.9 million from December 31, 1997 and $13.7 million from March 31, 1997. The increase since December 31, 1997 included $934,000 in net income and a $7,000 increase in the cumulative unrealized gain on securities classified as available for sale. The increase since March 31, 1997 included $8.8 million in proceeds from a capital offering conducted by Valley Independent Bank between September 9 and November 21, 1997.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock and retained earnings and total capital includes a portion of the allowance for credit losses. At March 31, 1998 the Tier 1 and total risk based capital ratios were 9.14% and 9.84%, respectively, compared to 7.76% and 8.68%, respectively, at March 31, 1997. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.26% at March 31, 1998, compared to 6.66% at March 31, 1997. The Bank's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Bank's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Bank's Asset/Liability Committee (ALCO) functions to manage the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet funding commitments present and in the future is the measure of liquidity. Liquidity is also needed to meet borrowing needs, deposit withdrawals and asset growth. The Bank develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchased funds through correspondent banks or other entities.

Management maintains a liquidity policy which includes a liquidity contingency plan to meet necessary or unforeseen liquidity requirements. Lines of credit have been established with various correspondents, as well as the Federal Reserve Bank, in order to meet short-term seasonal fluctuations.

Liquidity as measured in accordance with FDIC methodology at March 31, 1998 was 22.7%. This compared with a ratio of 27.4% at March 31, 1997 and 21.2% at December 31, 1997. Liquidity at March 31, 1998 has decreased since the period ended March 31, 1997. This decrease has been the combined result of increases in loan growth and investment securities which have exceeded the increase in the deposit base and an increase in borrowed funds.

The ALCO Committee manages the interest rate sensitivity or repricing characteristics of the Bank's assets and liabilities. The Bank's primary source of earnings is net interest income, which is subject to movements in interest rates. To minimize the effect of changes in rates the balance sheet requires structuring in order that the repricing opportunities for both assets and liabilities exist in nearly equivalent amounts at approximately similar time intervals. Interval differences may exist at times creating interest sensitivity gaps which represent the difference between interest sensitive assets and interest sensitive liabilities. These gaps are static in nature and do not consider future activity. As such, these gap measurements serve best as an indicator for potential interest rate exposure.

The sensitivity to interest rate fluctuations is measured in several time frames. Various strategies such as liability cost administration and redeployment of asset maturities are utilized to preserve interest income from the effect of changes in interest rates. The gap positions are monitored as a function of the asset and liability management process. The monitoring process includes the use of periodic simulated business forecasts which incorporate various interest rate environments. Financial modeling is utilized to assist management in maintaining consistent earnings in an environment of changing interest rates.

At March 31, 1998, the Bank's thirty day and one year static gap ratios were 116.07% and 83.60%, respectively. These ratios compared with respective ratios of 115.63% and 83.26%, respectively, at March 31, 1997. The Bank is presently asset sensitive in the short term because of this "positive" 30-day gap ratio and should experience increased yields in increasing rate environments and decreased yields in decreasing rate environments. In the longer term, the Bank is liability sensitive and should experience the opposite in yields in the discussed rate environments.

VIB Corp is a legal entity, separate and distinct from its subsidiary bank. Although there exists the ability to raise capital on its own behalf or borrow from external sources, VIB Corp may obtain additional funds through dividends paid by, and fees for services provided to its subsidiary bank.

Regulations limit the amount of dividends as well as service fees paid by subsidiaries. VIB Corp's expenses are primarily covered by fees charged to and dividends received from it's subsidiary bank. However, VIB Corp may not be able to rely solely on its current or future subsidiaries to meet its obligations or maintain its separate liquidity. Under such circumstances, VIB Corp would seek other means to raise capital.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 2.5% at March 31, 1998, reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        To the best of the Company's knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property or business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 10, 1998, the shareholders of Valley Independent Bank held a Special Meeting for the purpose of approving the bank holding company reorganization pursuant to which Valley Independent Bank became the wholly-owned subsidiary of the Company effective March 12, 1998. As of the record date for the Special Meeting, there were 6,187,123 shares outstanding. At the Special Meeting, 4,055,345 shares were cast in favor of the resolutions approving the bank holding company reorganization, 153,932 shares were cast against, and 69,170 shares abstained from voting.

        At the Special Meeting, the shareholders of Valley Independent Bank, as the prospective shareholders of the Company, also voted to adopt the Company's 1997 Stock Option Plan. 3,917,465 shares voted in favor of the resolutions ratifying the Stock Option Plan, 271,685 shares were cast against, 94,842 shares abstained from voting, and there were 1,455 broker non-votes.

        On that same date the then sole shareholder of the Company voted all of then outstanding 100 shares of the Company's Common Stock in favor of the bank holding company reorganization pursuant to a Unanimous Written Consent. Pursuant to the terms of the bank holding company reorganization, the original sole shareholder's shares were repurchased by the Company upon consummation of the bank holding company reorganization.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

        The following exhibits are filed as a part of this report:

Regulation S-K
Exhibit No.              Description                                 Page
-----------              -----------                                 ----
27                Financial Data Schedule                             23

        (b) Current Reports on Form 8-K:

        During the quarter ended March 31, 1998 the Company filed a Current Report on Form 8-K as follows:

Description                                                           Date of Report
-----------                                                           --------------
Consummation of bank holding company reorganization on                March 19, 1998
March 12, 1998.  The December 31, 1997 and 1996 financial
statements of Valley Independent Bank were filed with this Report.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VIB CORP

Date: May 12, 1998

                                   /s/ DENNIS L. KERN
                                   -------------------------------------
                                   Dennis L. Kern,
                                   President and Chief Executive Officer


                                   /s/ HARRY G. GOODING, III
                                   -------------------------------------
                                   Harry G. Gooding, III,
                                   Executive Vice President and Chief
                                   Financial Officer