Form 10-Q
period 1998-06-30
VIB CORP
filed 1998-08-11
CIK 1051345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

                        Commission File Number: 333-43021

                                    VIB Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       CALIFORNIA                                                  33-0780371
--------------------------------------------------------------        ---------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (IRS Employer Identification No.)

                  1498 MAIN STREET, EL CENTRO, CALIFORNIA 92243
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (760)337-3200
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, it changed since Last
                                    Report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,792,204 shares as of August 4, 1998.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended June 30, 1998 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended June 30, 1998 have been made. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

Part 1. - Financial Information
Item 1. - Financial Statements


                             VIB CORP AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        June 30,1998 and December 31,1997
                                   (Unaudited)


                                                                    June 30              December 31
                                                                     1998                    1997
                                                                -------------           -------------
ASSETS

Cash and due from banks                                         $  35,408,352           $  33,821,287
Federal funds sold                                                          0               4,000,000
                                                                -------------           -------------
                       Total cash and cash equivalents             35,408,352              37,821,287

Interest bearing deposits                                             955,086                 586,000
Securities available for sale (note B)                             72,576,148              69,287,466

Loans: (note C)
         Commercial                                                55,478,547              46,049,768
         Agricultural                                              37,685,061              49,128,668
         Real estate-construction                                  40,223,974              35,926,148
         Real estate-other                                        190,368,835             157,566,136
              Consumer                                             27,353,151              26,741,763
                                                                -------------           -------------
                          Total Loans                             351,109,568             315,412,483

Net deferred loan fees                                             (1,815,037)             (1,665,059)
Allowance for credit losses                                        (2,478,179)             (2,330,000)
                                                                -------------           -------------
                          Net Loans                               346,816,352             311,417,424

Premises and equipment                                             11,630,670              11,452,257
Other real estate owned                                               225,317               1,171,027
Cash surrender life insurance                                       2,469,966               2,282,805
Deferred tax asset                                                  1,635,290               1,650,000
Goodwill                                                            4,666,619               3,607,404
Accrued interest and other assets                                   5,404,907               4,891,773
                                                                -------------           -------------

TOTAL ASSETS                                                    $ 481,788,707           $ 444,167,443


         The accompanying notes are an integral part of the consolidated financial statements.

                             VIB CORP AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        June 30,1998 and December 31,1997
                                   (Unaudited)


                                                                   June 30             December 31
                                                                    1998                  1997
                                                                ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Noninterest-bearing demand                             $132,829,263          $126,660,748
         Money Market and NOW                                    107,697,572            93,732,297
         Savings                                                  47,393,244            40,811,775
         Time deposits under $100,000                             68,430,786            67,110,498
         Time deposits $100,000 and over                          76,142,513            70,897,030
                                                                ------------          ------------
                       Total Deposits                            432,493,378           399,212,348

Fed funds purchased                                                1,500,000                     0
Capital lease obligations                                          2,866,410             2,842,336
Accrued interest and other liabilities                             2,371,145             1,858,749
                                                                ------------          ------------
                       Total Liabilities                         439,230,933           403,913,433

Stockholders' Equity:
         Preferred shares, no par value;
            10,000,000 shares authorized;
              issued 0 shares in 1998 and 1997                             0                     0
         Common shares,no par value, Authorized
            25,000,000 in 1998 and 16,875,000 in 1997,
         Outstanding: 7,792,204 in 1998 and
             7,734,246 in 1997                                    36,171,339            35,932,844
         Undivided Profits                                         6,097,330             4,053,921
         Accumulated other comprehensive
         income, net of tax of $200,904 in
                  1998 and $327,917 in 1997                          289,105               267,245
                                                                ------------          ------------
                       Total Stockholders' Equity                 42,557,774            40,254,010
                                                                ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $481,788,707          $444,167,443


   The accompanying notes are an integral part of the consolidated financial statements.

                             VIB CORP AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                               For the Three Month               For the Six Month
                                                                  Periods Ended                    Periods Ended
                                                            June 30,         June 30,         June 30,         June 30,
                                                              1998             1997             1998             1997
                                                           -----------      -----------      -----------      -----------
Interest Income:
         Interest and Fees on Loans                        $ 8,610,371      $ 6,566,408      $16,591,298      $12,891,667
         Interest on Investment Securities-Taxable             840,189          900,534        1,718,567        1,529,401
         Interest on Investment Securities-Nontaxable          268,626          295,945          511,340          541,183
         Other Interest Income                                  29,214           78,211           78,330          245,612
                                                           -----------      -----------      -----------      -----------
Total Interest Income                                        9,748,400        7,841,098       18,899,535       15,207,863

Interest Expense:
         Interest on Money Market and NOW                      708,270          515,124        1,350,231          964,275
         Interest on Savings Deposits                          225,962          206,851          431,741          379,211
         Interest on Time Deposits                           1,938,976        1,840,244        3,779,822        3,583,536
         Interest on Other Borrowings                          148,525           12,420          273,956           14,062
                                                           -----------      -----------      -----------      -----------
Total Interest Expense                                       3,021,733        2,574,639        5,835,750        4,941,084
                                                           -----------      -----------      -----------      -----------

Net Interest Income                                          6,726,667        5,266,459       13,063,785       10,266,779

Provision for Credit Losses                                    555,000          320,000        1,110,000          625,000
                                                           -----------      -----------      -----------      -----------

Net Interest Income after Provision for Credit Losses        6,171,667        4,946,459       11,953,785        9,641,779

Non-interest Income:
         Service Charges and Fees                              939,891          882,960        1,962,799        1,640,495
         Gain on Sale of Loans and Servicing Fees              195,553           57,516          289,723          121,126
         Gain on Sale of Securities                                  0                0                0                0
         Other Income                                          251,390           39,273          310,062           88,571
                                                           -----------      -----------      -----------      -----------
Total Non-interest Income                                    1,386,834          979,749        2,562,584        1,850,192

Non-interest Expense:
         Salaries and Employee Benefits                      2,828,061        2,302,743        5,530,967        4,669,696
         Occupancy Expenses                                    486,710          386,441          947,934          730,823
         Furniture and Equipment                               503,969          404,004          996,724          852,180
         Other Expenses (note D)                             1,999,486        1,982,848        3,876,753        3,554,193
                                                           -----------      -----------      -----------      -----------
Total Non-interest Expense                                   5,818,226        5,076,036       11,352,378        9,806,892
                                                                                             -----------      -----------

Income Before Income Taxes                                   1,740,275          850,172        3,163,991        1,685,079

Income Taxes                                                   619,000          227,000        1,109,000          497,000
                                                           -----------      -----------      -----------      -----------

Net Income                                                 $ 1,121,275      $   623,172      $ 2,054,991      $ 1,188,079


Per Share Data: (note E)

         Net Income - Basic                                $      0.14      $      0.09      $      0.27      $      0.17

         Net Income - Diluted                              $      0.14      $      0.08      $      0.25      $      0.16


         The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity


                                                                Common Shares                         Accumulated
                                                         ---------------------------                     Other
                                                           Number of                     Undivided   Comprehensive
                                                            Shares         Amount         Profits        Income        Total
                                                         ------------   ------------   ------------  -------------  ------------

Balance January 1, 1997                                     5,458,892   $ 24,286,693   $  2,473,963   $    278,877  $ 27,039,533

Comprehensive Income
  Net income                                                                              3,800,989                    3,800,989
  Other comprehensive income
     Unrealized gains on securities, net
     of taxes of $218,000                                                                                  313,472       313,472
        Less reclassification adjustments for gains
        included in net income,net of taxes of $226,000                                                   (325,104)     (325,104)
                                                                                                                    ------------
  Total other comprehensive income                                                                                       (11,632)
                                                                                                                    ------------
Total Comprehensive income                                                                                             3,789,357

Issuance of common shares
  net of expense of $123,425                                  510,660      8,809,374                                   8,809,374

Cash dividends                                                                              (21,724)                     (21,724)

Stock dividends                                               120,510      2,199,307     (2,199,307)                           0

Exercise of stock options
  Including the realization of
  Tax benefits of $96,000                                      97,335        637,470                                     637,470


                                                         ------------   ------------   ------------   ------------  ------------
Balance January 1,1998                                      6,187,397     35,932,844      4,053,921        267,245  $ 40,254,010

Comprehensive Income
  Net income                                                                              2,054,991                    2,054,991
  Other comprehensive income
     Unrealized gains on securities,
     net of taxes of $15,191                                                                                21,860        21,860
                                                                                                                    ------------
  Total other comprehensive income                                                                                        21,860
                                                                                                                    ------------
Total Comprehensive income                                                                                             2,076,851

Stock split                                                 1,550,452

Cash dividends                                                                              (11,583)                     (11,583)

Exercise of stock options                                      52,601        205,911                                     205,911

Exercise of stock warrants                                      1,754         32,585                                      32,585


                                                         ------------   ------------   ------------   ------------  ------------
Balance at June 30,1998                                     7,792,204   $ 36,171,340   $  6,097,329   $    289,105  $ 42,557,774
                                                         ============   ============   ============   ============  ============


         The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARY
                       Consolidated Statement of Cash Flow
                                   (Unaudited)
                                 (in Thousands)


                                                                                For the Six-Month
                                                                                 Periods Ended
                                                                                    June 30,
                                                                             1998               1997
                                                                         ------------       ------------
Cash flow from operating activities:
Net income (loss)                                                        $      2,055       $      1,188
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                 279                272
    Deferred income taxes                                                          (1)              (484)
    Provision for credit losses                                                 1,110                625
    Originations of loans held for sale                                        (2,333)            (5,729)
    Proceeds from sale of loans                                                 2,004                  0
    Net loss/(gain) on loan sales and securitization                             (147)                 0
    Loss(Gain) on sale of other real estate owned                                (111)                (2)
    Net increase in cash surrender value of life insurance                       (187)              (136)
    Net realized gains in available for sale securities                             0                  0
    Net amortization of premium/discount on available
      for sale securities                                                          62                (54)
    Net change in accrued interest, other assets,
      and other liabilities                                                        22                105
                                                                         ------------       ------------

       Net cash provided (used) by operating activities                         2,753             (4,215)

    Cash flow from investing activities:
      Purchases of available for sale securities                              (30,465)           (45,131)
      Net cash received from purchase of branches                               6,524             39,223
      Proceeds from sales of other real estate owned                            1,407                428
      Proceeds from sales of available for sale securities                          0                  0
      Proceeds from maturities of available for sale securities                27,152             10,648
      Loans granted net of repayments                                         (27,342)           (21,294)
      Premises and equipment expenditures                                      (1,191)            (1,964)
      Net increase in interest bearing deposits                                  (369)                 0
                                                                         ------------       ------------

       Net cash provided (used) by investing activities                       (24,284)           (18,090)

    Cash flow from financing activities:
      Net increase/(decrease) in demand deposits and savings                   13,552             19,335
      Net increase in time deposits                                             3,816              2,425
      Net change in capitalized lease obligations                                  24                  0
      Payments for dividends                                                      (12)                (8)
      Net change in fed funds purchased                                         1,500                  0
      Proceeds from exercise of stock options and warrants                        238                472
                                                                         ------------       ------------

       Net cash provided (used) by financing activities                        19,118             22,224

       Net change in cash and cash equivalents                           ($     2,413)      ($        81)
                                                                         ============       ============

   Cash and cash equivalents:
        Beginning of period                                              $     37,821       $     34,886

        End of period                                                    $     35,408       $     34,805


    Supplemental disclosure of cash flow information:
                                 (in Thousands)
    Cash paid for interest expense                                       $      4,965       $      4,887
    Cash paid (received) for income taxes                                $      1,638       $        177


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

(B) Available-for-sale Securities

                  The Company's available-for-sale securities portfolio at June 30, 1998 had a net unrealized gain of approximately $490,000, as compared with a net unrealized gain of approximately $453,000 at December 31, 1997, an improvement during the six months beginning January 31, 1998 of $37,000.

         Available-for-sale securities


                                          June 30, 1998
                                    ---------------------------
                                                       Gross            Gross
                                     Amortized       Unrealized       Unrealized          Fair
        (in thousands)                 Cost            Gains            Losses           Value
                                    ----------       ----------       ----------       ----------

U.S. Treasury Securities            $      528       $       34                        $      562
U.S. Government and
    Agency Securities                   35,845               96       $       78           35,863
State and Political Subd.               22,188              385                            22,573
Mortgage-Backed Securities              11,061               68               15           11,114
Other Equity                             2,464                                              2,464
                                    ----------       ----------       ----------       ----------

                                    $   72,086       $      583       $       93       $   72,576


                                         December 31, 1997
                                    ---------------------------
                                                       Gross            Gross
                                     Amortized       Unrealized       Unrealized          Fair
        (in thousands)                 Cost            Gains            Losses           Value
                                    ----------       ----------       ----------       ----------

U.S. Treasury Securities            $      507       $       37                        $      544
U.S. Government and
    Agency Securities                   39,125               99       $       28           39,196
State and Political Subd.               18,567              335                            18,902
Mortgage-Backed Securities               9,893               39               29            9,902
Other Equity                               743                                                743
                                    ----------       ----------       ----------       ----------

                                    $   68,835       $      510       $       57       $   69,287

        Investment securities carried at approximately $45,537,000 and $6,328,000, at June 30,1998 and December 31,1997, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


(C) Loans

        The Company's loan portfolio consists primarily of loans to borrowers within Imperial, Riverside, San Diego and Orange counties,California and Yuma, Arizona. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolio are, to some degree, concentrated in those industries.

        The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At June 30,1998 and December 31,1997 the Company was servicing approximately $66,479,000 and $59,289,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                          June 30,1998     December 31,1997

Balance at beginning of year                                $2,330,000          $2,634,000
Additions to the allowance charged to expense                1,110,000           1,850,000
Recoveries on loans charged off                                 87,000             259,000
Loans charged off                                            1,049,000           2,413,000
                                                            ----------          ----------

Balance at end of period                                    $2,478,000          $2,330,000


A summary of nonperforming loans and assets follows:

                                                           June 30, 1998     December 31,1997

Non-accrual loans                                             $2,469,000           $4,317,000
Loans 90 days past due and still accruing                        135,000              373,000
                                                              ----------           ----------
        Total nonperforming loans                              2,604,000            4,690,000
Other Real Estate Owned                                          225,000            1,171,000
                                                              ----------           ----------
        Total nonperforming assets                            $2,829,000           $5,861,000

Nonperforming loans to total ending loans                            .74%                1.49%
Nonperforming assets to total loans and
        Other Real Estate Owned                                      .81%                1.85%


(D)  Other Expenses

        Other expenses for the periods indicated are as follows:

                                                    June 30,1998        June 30,1997
                                                    ------------        ------------

Data Processing                                       $  573,000          $  502,000
Advertising                                              136,000             146,000
Legal and Professional                                   697,000             679,000
Regulatory Assessments                                    78,000              17,000
Insurance                                                 70,000              68,000
Amortization of Intangibles                              222,000             139,000
Office Expenses                                          702,000             651,000

Promotion                                                642,000             627,000
Other                                                    757,000             725,000
                                                    --------------------------------

Total Other Expenses                                  $3,877,000          $3,554,000

(E)  Earnings Per Share

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 7,746,257 for the six months ended June 30, 1998 and 6,994,486 for the six months ended June 30, 1997, respectively; 7,753,284 for the three months ended June 30,1998 and 7,008,615 for the three months ended June 30,1997, respectively.

         Diluted earnings per share for the six month periods ended June 30,1998 and 1997, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

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


GENERAL

VIB Corp's financial performance during the six month's ended June 30, 1998 was highlighted with continued earnings growth, Valley Independent Bank's acquisition of a branch location from Palm Desert National Bank in Palm Springs, and the finalization of the bank holding company reorganization.

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

Valley Independent Bank also opened new loan production offices during the second quarter in Carlsbad, San Diego County and Orange, Orange County, California and Las Vegas, Nevada, relocated the Indio, California, Loan Production Office to Rancho Mirage, Riverside County, California, and has plans to open new loan production offices in Phoenix and Tucson, Arizona later in 1998.

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

Net earnings for the six months ending June 30, 1998 was $2.1 million or $.25 per share fully diluted based upon average shares outstanding of 8,137,085. This compared with net earnings of $1.2 million or $.16 per share fully diluted based upon average shares outstanding of 7,384,309 for the same period in 1997.

Net earnings for the three months ending June 30, 1998 was $1.1 million or $.14 per share fully diluted based upon average shares outstanding of 8,127,021. This compared with net earnings of $623,000 or $.08 per share fully diluted based upon the average shares outstanding of 7,421,486 for the same period in 1997.

The Board of Directors approved stock splits in May 1997 and May 1998 as well as a stock dividend in December 1997. All per share figures have been retroactively adjusted for these and previous stock dividends and splits.

Loan growth was significant during the six months ending June 30, 1998. This growth was stimulated by the general economic soundness of the communities serviced by Valley Independent Bank as well as the impact of the previously discussed loan production office openings. Total gross loans at June 30, 1998 were $349.3 million which represented an increase of $35.6 million or 11.3% from December 31, 1998. Since June 30, 1997, total gross loans have increased $76.8 million or 28.2%. This increase since June 1997 also includes $8.3 million in loans acquired in the Palm Springs branch office acquisition which was consummated in March 1998.

Total deposits at June 30, 1998 increased $33.3 million or 8.3% from year-end 1997 to $432.5 million. This increase includes the assumption of deposits acquired from Palm Desert National Bank, discussed earlier, and the normal seasonal deposit cycle experienced in the Imperial and Coachella Valleys as it relates to the local agricultural business cycle. Total deposits, compared to the June 30, 1997, increased $64.0 million or 17.4%.

The Bank's liquidity position, enhanced by the Palm Desert National Bank branch acquisition, remained adequate to meet future contingencies. At June 30, 1998 the Bank had $1.5 million in federal funds purchased outstanding. This compared to $5.5 million in federal funds sold outstanding at June 31, 1997. Since December 31, 1997, Federal Funds sold have decreased $4.0 million. The Bank's liquidity ratio at June 30, 1998 was 20.3%. This ratio represented a decrease from 24.6% at June 30, 1997 and a decrease from 21.2% at December 31, 1997. During the same periods, the Bank's investment portfolio increased from $71.4 million at June 30, 1997 and $69.3 million at December 31, 1997 to $72.6 million at June 30, 1998.

The Company's separate (stand-alone) liquidity is based upon its separate liquid resources and the ability of the Bank to pay it cash dividends. At June 30, 1998 the Company had adequate liquidity to meet its anticipated funding needs.


NET INTEREST INCOME

Average interest earning assets totaled $399.9 million during the six months ending June 30, 1998, an increase of $70.9 million or 21.6% compared to the same period last year. All comparative areas of earning assets grew significantly with the exception of average federal funds sold. This growth was highlighted by an increase in average total loans of $67.9 million or 26.5% to $323.9 million. Average interest bearing liabilities in the six months ended June 30, 1998 increased $43.2 million or 17.2% to average $294.3 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $37.5 million or 15.0% to $288.2 million. Average borrowed funds increased $5.6 million or 1,161.7% to $6.1 million during the same time frame. These comparative changes were minimally affected by the Palm Springs branch acquisition.

Interest income for the six month period ended June 30, 1998 was $18.9 million, an increase of $3.7 million or 24.3% compared to the six months ending June 30, 1997. The increase in interest income was primarily the result of the volume increases previously discussed, enhanced by a slightly increased interest rate environment. The yield on interest earning assets increased 25 basis points to 9.45% for the six months ended June 30, 1998 from 9.20% for the comparative period last year.

Interest expense increased $.9 million or 18.1% to $5.8 million during the six months ending June 30, 1998 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest bearing categories. This increase was partially impacted by a slightly higher interest rate environment. The cost of interest bearing funds increased 1 basis point from 3.93% for the six month ended June 30, 1997 to 3.94% for the six months ended June 30, 1998.

Net interest income was $13.1 million for the six months ending June 30, 1998, representing an increase of $2.8 million or 27.2% from June 30, 1997. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities increased to 5.51% for the period ending June 30, 1998, compared to 5.27% for the same period in 1997. Net interest income as a percentage of average interest earning assets, or the net interest margin, increased to 6.55% for the period ending June 30, 1998, compared to 6.19% for the period ending June 30, 1997. The relatively greater increases in interest earning assets than in interest bearing liabilities, the greater proportionate growth in loans, the highest yielding assets and the greater increase in the average yield on interest earning assets than the increase in the cost of funds were the primary reasons for the comparative increase in yield for both the net interest spread and the net interest margin.

Interest income for the second quarter ended June 30, 1998 was $9.7 million which represented an increase of $1.9 million or 24.3% to the comparative period ending June 30, 1997. Interest expense was $3.0 million for the three month period ending June 30, 1998, an increase of $.4 million or 17.4% compared to the same period in 1997. Net interest income during the second quarter ending June 30, 1998 was $6.7 million, an increase of $1.5 million or 27.7% for the comparative period ending June 30, 1997. The same factors affecting the six month period also applies to the second quarter comparisons of 1998 to 1997.


PROVISION FOR CREDIT LOSSES

The allowance for credit losses at June 30, 1998 was $2.5 million, compared to $2.7 million at June 30, 1997, a decrease of $.2 million or 7.4%, and compared to $2.3 million at December 31, 1997, an increase of $.2 million or 8.6%. As a percent of total loans, the allowance was .71% at June 30, 1998, compared to 1.01% at June 30, 1997 and .74% at December 31, 1997.

The provision for credit losses was $1.1 million for the first six months of 1998, an increase of $.5 million or 77.6% from the $.6 million provided for the first six months of 1997. The provision was $555,000 for the second quarter of 1998 compared to $320,000 for the second quarter of 1997, an increase of 235,000 or 73.4%.

Total non-accrual loans as of June 30, 1998 were $2.5 million as compared to $4.7 million at June 30, 1997 and $3.9 million at March 31, 1998. Non-accrual loans decreased $1.2 million during the current second quarter of 1998. Net charge-offs were $962,000 for the six months ended June 30, 1998. This compared to $516,000 for the same period in 1997. During the second quarter ending June 30, 1998, $819,000 was recorded in net charge-offs compared to $396,000 net charge-offs in the second quarter of 1997.

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

Management of the Bank believes the allowance at June 30, 1998, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Bank's loan portfolio.

OTHER INCOME

Total other income amounted to $2.6 million for the six months ended June 30, 1998 representing an increase of $.7 million or 38.5% compared with the same period in the prior year. A $322,000 increase in service charges on deposits, primarily a result of two branch acquisitions in 1997 from Wells Fargo Bank, N.A., and one branch acquisition in 1998 from Palm Desert National Bank, an increase of $178,000 in gains on the sale of Small Business Administration Loans and an increase of $109,000 in gains on the sale of foreclosed properties were the principal reason for the increase in other income.

Total other income for the second quarter of 1998 was $1.4 million, an increase of $.4 million or 41.5% from the second quarter of 1997. The increase resulted from the same factors.


OTHER EXPENSE

Total other expense in the first six months of 1998 was $11.4 million, an increase of $1.5 million or 15.8% as compared to the same period in 1998.

Salary expense during the first six months of 1998 was $4.1 million, an increase of $.5 million or 13.9% over the comparable period in 1997. The growth in salary expense is attributable to staffing additions related to the 1997 and first quarter 1998 branch acquisitions, merit increases, paid commissions and performance incentives.

Employee benefits expense was $1.4 million for the period ending June 30, 1998, an increase of $.2 million or 16.7% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed staffing additions, increased

401K and ESOP funding costs and increases in medical insurance expense.

Occupancy expense was $.9 million for the period ended June 30, 1998, an increase of $.2 million or 29.7% as compared to the first six months in 1997. Furniture and equipment expense was $1.0 million for the first six months in 1998, an increase of $.1 million or 17.0% from the same period in 1997. These increases were primarily the result of the acquisitions previously discussed, as well as the costs related to a new corporate facility, which was occupied commencing in July 1997.

Other operating expense amounted to $3.9 million during the first six months ended June 30, 1998, an increase of $.3 million or 9.1% from the same period in the prior year. Increases in the areas of intangible asset amortization, business development, data processing, professional fee costs and expenses related to the previously discussed acquisitions were the primary causes for the increase in this category.

For the second quarter of 1998, total other expenses were $5.8 million, an increase of $.7 million or 14.6% from $5.1 million for the second quarter of 1997. The increase in each category were for the same reasons, as noted above for the comparable six month periods.


INCOME TAXES

Income tax expense for the six months ending June 30, 1998 was $1.1 million as compared with $.5 million for the same period in 1997. The increase in expense was primarily attributable to a $1.5 million increase in taxable operating income as well as an increase in the Company's effective tax rate from 29.5% for the six months ended June 30, 1997 to 35.1% for the six months ended June 30, 1998. The effective tax rate increase was primarily the result of increases in non-deductible intangible asset amortization expense and a $30,000 decrease in non-taxable income from municipal securities. Income taxes for the second quarter were $619.000, an increase of $392,000 or 172.7% from the second quarter of 1997. The increase in expense was primarily related to an increase in the Company's effective tax rate from 26.7% for the three months ended June 30, 1997 to 35.6% for the three months ended June 30, 1998. The effective tax rate increase was primarily the result of the previously discussed decreases in non-taxable income from municipal securities and increase in non-deductible intangible asset amortization expense.


CAPITAL RESOURCES

Total stockholders' equity as of June 30, 1998 was $42.6 million which represented an increase of $2.3 million from December 31, 1997 and $13.9 million from June 30, 1997. The increase since December 31, 1997 included $2.0 million in net income, $.2 million in exercised common stock options and warrants and a $22,000 increase in the cumulative unrealized gain on securities classified as available for sale. The increase since June 30, 1997 included $8.8 million in proceeds from a capital offering conducted by Valley

Independent Bank between September 9 and November 21, 1997, as well as net income during the period and the exercise of stock options and warrants.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock and retained earnings and total capital includes a portion of the allowance for credit losses. At June 30, 1998 the Tier 1 and total risk based capital ratios were 8.95% and 9.54%, respectively, compared to 7.56% and 8.41%, respectively, at June 30, 1997. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.00% at June 30, 1998, compared to 6.15% at June 30, 1997. The Bank's and the Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Bank's and the Company's capital ratios exceed all regulatory minimums and support future planned internal growth, but may not be adequate to support additional acquisitions.


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

Liquidity at June 30, 1998 was 20.3%. This compared with a ratio of 24.6% at June 30, 1997 and 21.2% at December 31, 1997. Liquidity at June 30, 1998 has decreased since the period ended June 30, 1997. This decrease has been the combined result of increases in loan growth and investment securities which have exceeded the increase in the deposit base and an increase in borrowed funds.

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

At June 30, 1998, the Bank's thirty day and one year static gap ratios were 100.5% and 76.3%, respectively. These ratios compared with respective ratios of 102.0% and 79.5%, respectively, at June 30, 1997. The Bank is presently asset sensitive in the short term because of this "positive" 30-day gap ratio and should experience increased yields in increasing rate environments and decreased yields in decreasing rate environments. In the longer term, the Bank is liability sensitive and should experience the opposite in yields in the discussed rate environments.

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

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 2.4% at June 30, 1998, reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 1998, the Company's shareholders held their 1998 Annual Meeting. At the Annual Meeting the following directors were elected to the term indicated:

         One Year Term                                        Votes For                 Votes Withheld
         -------------                                        ---------                 --------------
         Richard D. Foss                                      4,330,865                      30,000
         Dennis L. Kern                                       4,330,865                      30,000
         Ronald A. (Rusty) Pedersen                           4,330,865                      30,000
         Alice Helen Lowery Westerfield                       4,330,865                      30,000

         Two Year Term
         -------------
         Charles Ellis                                        4,333,942                      26,923
         R. Stephen Ellison                                   4,331,590                      29,275
         Edward McGrew                                        4,333,644                      27,221
         John L. Skinner                                      4,334,089                      26,776

         The Annual Meeting was adjourned and reconvened on May 26, 1998. At the reconvened Annual Meeting the shareholders voted to reapprove various provisions of the Company's Articles of Incorporation:

                                                                            Broker
                                          For        Against    Abstain    Non Votes
                                       ---------     -------    -------    ---------
Article V(b) - Range of Directors      3,912,576     171,557     72,794     635,674
Article VII - Fair Price Protection    4,120,388      12,104     26,330     633,779
Article VIII(h) - Classified Board     3,931,890     178,042     46,594     636,075

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

         (b)      Current Reports on Form 8-K:

         During the quarter ended June 30, 1998 the Company filed a Current Report on Form 8-K as follows:

Description                                                       Date of Report
-----------                                                       --------------

Declaration of five-for-four stock split                             May 1, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIB CORP

Date:  August 10, 1998



                                    /s/ DENNIS L. KERN
                                    --------------------------------------------
                                    Dennis L. Kern,
                                    President and Chief Executive Officer



                                    /s/ HARRY G. GOODING, III
                                    --------------------------------------------
                                    Harry G. Gooding, III,
                                    Executive Vice President and Chief Financial
                                    Officer