Form 10-Q
period 1998-09-30
VIB CORP
filed 1998-10-30
CIK 1051345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

  [X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to_____________________

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

Yes  [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,804,991 shares as of September 30, 1998.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended September 30, 1998 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended September 30, 1998 have been made. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

Part 1. - Financial Information
Item 1. - Financial Statements


                             VIB CORP AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                     September 30,1998 and December 31,1997
                                   (Unaudited)

                                                                September 30             December 31
                                                                     1998                    1997
                                                                -------------           -------------
ASSETS

Cash and due from banks                                         $  31,363,471           $  33,821,287
Federal funds sold                                                  6,000,000               4,000,000
                                                                -------------           -------------
                       Total cash and cash equivalents             37,363,471              37,821,287

Interest bearing deposits                                             664,181                 586,000
Securities available for sale (note B)                             82,783,786              69,287,466

Loans: (note C)
         Commercial                                                57,969,551              46,049,768
         Agricultural                                              27,316,221              49,128,668
         Real estate-construction                                  41,420,257              35,926,148
         Real estate-other                                        196,165,138             157,566,136
              Consumer                                             27,440,594              26,741,763
                                                                -------------           -------------
                           Total Loans                            350,311,761             315,412,483

Net deferred loan fees                                             (3,248,267)             (1,665,059)
Allowance for credit losses                                        (2,842,989)             (2,330,000)
                                                                -------------           -------------
                             Net Loans                            344,220,505             311,417,424

Premises and equipment                                             11,394,691              11,452,257
Other real estate owned                                               148,236               1,171,027
Cash surrender life insurance                                       2,552,091               2,282,805
Deferred tax asset                                                  1,518,098               1,650,000
Goodwill                                                            4,536,904               3,607,404
Accrued interest and other assets                                   6,145,690               4,891,773
                                                                -------------           -------------

TOTAL ASSETS                                                    $ 491,327,653           $ 444,167,443



The accompanying notes are an integral part of the consolidated financial statements.

                             VIB CORP AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                     September 30,1998 and December 31,1997
                                   (Unaudited)

                                                             September 30          December 31
                                                                 1998                  1997
                                                             ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Noninterest-bearing demand                          $121,307,176          $126,660,748
         Money Market and NOW                                 119,513,268            93,732,297
         Savings                                               44,740,523            40,811,775
         Time deposits under $100,000                          75,527,982            67,110,498
         Time deposits $100,000 and over                       80,703,884            70,897,030
                                                             ------------          ------------
                        Total Deposits                        441,792,833           399,212,348

Fed funds purchased                                                     0                     0
Capital lease obligations                                       2,876,216             2,842,336
Accrued interest and other liabilities                          2,689,446             1,858,749
                                                             ------------          ------------
                       Total Liabilities                      447,358,495           403,913,433

Stockholders' Equity:
         Preferred shares, no par value;
         10,000,000 shares authorized;
         issued 0 shares in 1998 and 1997                               0                     0
         Common shares,no par value, Authorized
         25,000,000 in 1998 and 16,875,000 in 1997,
         Outstanding: 7,804,991 in 1998 and
         7,734,246 in 1997                                     36,230,101            35,932,844
         Undivided Profits                                      7,281,309             4,053,921
         Accumulated other comprehensive
         income, net of tax of $318,096 in
         1998 and $185,713 in 1997                                457,748               267,245
                                                             ------------          ------------
                       Total Stockholders' Equity              43,969,158            40,254,010
                                                             ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $491,327,653          $444,167,443



The accompanying notes are an integral part of the consolidated financial statements.

                             VIB CORP AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    For the Three Month                For the Nine Month
                                                                       Periods Ended                      Periods Ended
                                                               September 30,    September 30,     September 30,    September 30,
                                                                   1998              1997              1998             1997
                                                               -----------       -----------       -----------      -----------
Interest Income:
       Interest and Fees on Loans                                8,942,434       $ 6,894,466       $25,533,732      $19,786,133
       Interest on Investment Securities-Taxable                   830,940           988,603         2,549,507        2,518,004
       Interest on Investment Securities-Nontaxable                320,123           266,097           831,463          807,280
       Other Interest Income                                       214,695           107,740           293,025          353,352
                                                               -----------       -----------       -----------      -----------
Total Interest Income                                           10,308,192         8,256,906        29,207,727       23,464,769

Interest Expense:
       Interest on Money Market and NOW                            848,514           589,536         2,198,745        1,553,811
       Interest on Savings Deposits                                232,653           211,392           664,394          590,603
       Interest on Time Deposits                                 2,004,424         1,821,778         5,784,246        5,405,314
       Interest on Other Borrowings                                 92,870            79,253           366,826           93,315
                                                               -----------       -----------       -----------      -----------
Total Interest Expense                                           3,178,461         2,701,959         9,014,211        7,643,043
                                                               -----------       -----------       -----------      -----------

Net Interest Income                                              7,129,731         5,554,947        20,193,516       15,821,726

Provision for Credit Losses                                        555,000           455,000         1,665,000        1,070,000
                                                               -----------       -----------       -----------      -----------

Net Interest Income after Provision for Credit Losses            6,574,731         5,099,947        18,528,516       14,751,726

Non-interest Income:
       Service Charges and Fees                                    895,441           943,543         2,858,240        2,483,407
       Gain on Sale of Loans and Servicing Fees                    195,239           444,107           484,962          565,233
       Gain on Sale of Securities                                  284,939           192,049           284,939          192,049
       Other Income                                                114,702           154,782           424,764          343,984
                                                               -----------       -----------       -----------      -----------
Total Non-interest Income                                        1,490,321         1,734,481         4,052,905        3,584,673

Non-interest Expense:
       Salaries and Employee Benefits                            2,974,640         2,724,949         8,505,607        7,394,645
       Occupancy Expenses                                          533,356           447,481         1,481,290        1,178,304
       Furniture and Equipment                                     641,519           448,463         1,638,243        1,300,643
       Other Expenses (note D)                                   2,091,996         1,530,737         5,968,749        5,084,930
                                                               -----------       -----------       -----------      -----------
Total Non-interest Expense                                       6,241,511         5,151,630        17,593,889       14,958,522
                                                               -----------       -----------       -----------      -----------

Income Before Income Taxes                                       1,823,541         1,682,798         4,987,532        3,377,877

Income Taxes                                                       639,418           592,000         1,748,418        1,089,000
                                                               -----------       -----------       -----------      -----------

Net Income                                                     $ 1,184,123       $ 1,090,798       $ 3,239,114      $ 2,288,877


Per Share Data: (note E)

                      Net Income - Basic                       $      0.15       $      0.16       $      0.42      $      0.33

                    Net Income - Diluted                       $      0.15       $      0.15       $      0.40      $      0.31



The accompanying notes are an integral part of the consolidated financial statements.

                             VIBCORP AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity

                                                                   Common Shares                       Accumulated
                                                            -------------------------                     Other
                                                            Number of                   Undivided     Comprehensive
                                                             Shares         Amount        Profits         Income           Total
                                                            ---------     -----------    ----------   -------------    -----------
Balance January 1,1997                                      5,458,892     $24,286,693    $2,473,963      $278,877      $27,039,533

Comprehensive Income
     Net income                                                                           3,800,989                      3,800,989
     Other comprehensive income
       Unrealized gains on securities, net
       of taxes of $218,000                                                                               313,472          313,472
        Less reclassification adjustments for gains
        included in net income,net of taxes of $226,000                                                  (325,104)        (325,104)
                                                                                                                       -----------
     Total other comprehensive income                                                                                      (11,632)
                                                                                                                       -----------
Total Comprehensive income                                                                                               3,789,357

Issuance of common shares
     net of expense of $123,425                               510,660       8,809,374                                    8,809,374

Cash dividends                                                                              (21,724)                       (21,724)

Stock dividends                                               120,510       2,199,307    (2,199,307)                             0

Exercise of stock options
     Including the realization of
     Tax benefits of $96,000                                   97,335         637,470                                      637,470


                                                            ---------     -----------    ----------      --------      -----------
Balance January 1,1998                                      6,187,397      35,932,844     4,053,921       267,245      $40,254,010

Comprehensive Income
     Net income                                                                           3,239,114                      3,239,114
     Other comprehensive income
       Unrealized gains on securities, net
       of taxes of $202,000                                                                               358,442          358,442
         Less reclassification adjustments for gains
         included in net income,net of taxes of $117,000                                                 (167,939)        (167,939)
                                                                                                                       -----------
     Total other comprehensive income                                                                                      190,503
                                                                                                                       -----------
Total Comprehensive income                                                                                               3,429,617

Stock split                                                 1,550,678

Cash dividends                                                                              (11,726)                       (11,726)

Exercise of stock options                                      65,039         262,743                                      262,743

Exercise of stock warrants                                      1,877          34,515                                       34,515


                                                            ---------     -----------    ----------      --------      -----------
Balance at September 30, 1998                               7,804,991     $36,230,102    $7,281,309      $457,748      $43,969,159
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

                             VIBCORP AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in Thousands)



                                                                          For the Nine Month
                                                                            Periods Ended
                                                                             September 30,
                                                                        1998            1997
                                                                      --------        --------
Cash flow from operating activities:
Net income (loss)                                                     $  3,239        $  2,289
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                          227             484
    Deferred income taxes                                                    0            (289)
    Provision for credit losses                                          1,665           1,070
    Originations of loans held for sale                                 (2,953)        (13,378)
    Proceeds from sale of loans                                          3,324           5,285
    Net loss/(gain) on loan sales and securitization                      (273)           (273)
    Loss (Gain) on sale of other real estate owned                        (111)            (38)
    Net increase in cash surrender value of life insurance                (269)           (206)
    Net realized gains in available for sale securities                   (285)           (192)
    Net amortization of premium/discount on available
      for sale securities                                                  (15)             86
    Net change in accrued interest, other assets,
      and other liabilities                                               (402)         (3,311)
                                                                      --------        --------

       Net cash provided (used) by operating activities                  4,147          (8,473)

    Cash flow from investing activities:
      Purchases of available for sale securities                       (59,478)        (69,957)
      Net cash received from purchase of branches                        6,524          39,223
      Proceeds from sales of other real estate owned                     1,459             676
      Proceeds from sales of available for sale securities               7,026           8,640
      Proceeds from maturities of available for sale securities         39,578          22,958
      Loans granted net of repayments                                  (25,204)        (31,068)
      Premises and equipment expenditures                               (1,419)         (5,787)
      Net increase in interest bearing deposits                            (78)            293
                                                                      --------        --------

       Net cash provided (used) by investing activities                (31,592)        (35,022)

    Cash flow from financing activities:
      Net increase/(decrease) in demand deposits and savings            11,193          22,030
      Net increase in time deposits                                     15,475           7,548
      Net change in capitalized lease obligations                           34           2,831
      Payments for dividends                                               (12)             (8)
      Net change in fed funds purchased                                      0           1,500
      Proceeds from exercise of stock options and warrants                 297             477
                                                                      --------        --------

       Net cash provided (used) by financing activities                 26,987          34,378

       Net change in cash and cash equivalents                           ($458)        ($9,117)
                                                                      ========        ========

   Cash and cash equivalents:
        Beginning of period                                           $ 37,821        $ 34,886

        End of period                                                 $ 37,363        $ 25,769


    Supplemental disclosure of cash flow information:
                                 (in Thousands)
    Cash paid for interest expense                                    $  8,733        $  7,529
    Cash paid (received) for income taxes                             $  2,506        $    302



The accompanying notes are an integral part of the financial statements.

   VIB CORP AND SUBSIDIARY
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A) General

         See note A of Notes to Financial Statements incorporated by reference in the Company's 1997 Annual Report on Form 10-K for a summary of significant accounting policies.

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

 (B) Available-for-sale Securities

         The Company's available-for-sale securities portfolio at September 30, 1998 had a net unrealized gain of approximately $776,000, as compared with a net unrealized gain of approximately $453,000 at December 31, 1997, an improvement during the nine months beginning January 1, 1998 of $323,000.

         Available-for-sale securities


                                  September 30, 1998
                                -----------------------
                                                Gross          Gross
                                Amortized     Unrealized    Unrealized       Fair
(in thousands)                     Cost         Gains         Losses        Value
----------------------------------------------------------------------------------
U.S. Treasury Securities         $   539       $    41                     $   580
U.S. Government and
    Agency Securities             43,645           229       $     5        43,869
State and Political Subd.         23,780           552                      24,332
Mortgage-Backed Securities        10,811            18            59        10,770
Other Equity                       3,233                                     3,233
                                 -------       -------       -------       -------
                                 $82,008       $   840       $    64       $82,784


                                    December 31, 1997
                                 ------------------------
                                                 Gross        Gross
                                 Amortized     Unrealized   Unrealized       Fair
        (in thousands)             Cost          Gains        Losses         Value
----------------------------------------------------------------------------------
U.S. Treasury Securities         $   507       $    37                     $   544
U.S. Government and
    Agency Securities             39,125            99       $    28        39,196
State and Political Subd.         18,567           335                      18,902
Mortgage-Backed Securities         9,893            39            29         9,902
Other Equity                         743                                       743
                                 -------       -------       -------       -------
                                 $68,835       $   510       $    57       $69,287

        Investment securities carried at approximately $50,455,000 and $6,328,000, at September 30,1998 and December 31,1997, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


 (C ) Loans

        The Company's loan portfolio consists primarily of loans to borrowers within Imperial, Riverside, San Diego and Orange counties, California and Yuma, Arizona. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolio are, to some degree, concentrated in those industries.

        The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At September 30,1998 and December 31,1997 the Company was servicing approximately $65,850,000 and $59,289,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                       September 30,1998      December 31,1997
                                                       -----------------      ----------------
Balance at beginning of year                              $2,330,000             $2,634,000
Additions to the allowance charged to expense              1,665,000              1,850,000
Recoveries on loans charged off                              152,000                259,000
Loans charged off                                          1,304,000              2,413,000
                                                          ----------             ----------
Balance at end of period                                  $2,843,000             $2,330,000


A summary of nonperforming loans and assets follows:

                                                  September 30, 1998      December 31,1997
                                                  ------------------      ----------------
Non-accrual loans                                     $4,180,000              $4,317,000
Loans 90 days past due and still accruing                167,000                 373,000
                                                      ----------              ----------
        Total nonperforming loans                      4,347,000               4,690,000
Other Real Estate Owned                                  148,000               1,171,000
                                                      ----------              ----------
        Total nonperforming assets                    $4,495,000              $5,861,000

Nonperforming loans to total ending loans                   1.24%                   1.49%
Nonperforming assets to total loans and
        Other Real Estate Owned                             1.29%                   1.85%


(D)  Other Expenses

        Other expenses for the periods indicated are as follows:

                                     September 30,1998      September 30,1997
                                     -----------------      -----------------
Data Processing                         $  939,000             $  772,000
Advertising                                252,000                186,000
Legal and Professional                   1,101,000              1,011,000
Regulatory Assessments                     108,000                 80,000
Insurance                                  104,000                 93,000
Amortization of Intangibles                357,000                227,000
Office Expenses                          1,136,000                978,000
Promotion                                  890,000                859,000
Other                                    1,082,000                879,000
                                        ----------             ----------
Total Other Expenses                    $5,969,000             $5,085,000


(E)  Earnings Per Share

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 7,765,359 for the nine months ended September 30, 1998 and 7,009,804 for the nine months ended September 30, 1997, respectively; 7,801,745 for the three months ended September 30,1998 and 7,039,941 for the three months ended September 30,1997, respectively.

        Diluted earnings per share for the nine month periods ended September 30,1998 and 1997, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

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


GENERAL

VIB Corp's financial performance during the nine month's ended September 30, 1998 was highlighted with continued earnings growth, Valley Independent Bank's acquisition of a branch location from Palm Desert National Bank in Palm Springs, and the finalization of the bank holding company reorganization.

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

PENDING TRANSACTIONS

On September 15, 1998, VIB Corp and Bank of Stockdale, F.S.B., Bakersfield, California entered into an Agreement and Plan of Reorganization pursuant to which Bank of Stockdale will become a wholly-owned subsidiary of VIB Corp and will continue to operate under its federal stock savings bank charter. Upon consummation of the merger, each issued and outstanding share of Bank of Stockdale stock will be converted into the right to receive that number of newly issued shares of VIB Corp stock equal to the result from dividing the Bank of Stockdale "Per Share Value" by the VIB Corp "Market Value Per Share", as both terms are defined in the Agreement and Plan of Reorganization.

The completion of the merger is subject to receipt of regulatory approval including approvals of the Office of Thrift Supervision and the Board of Governors of the Federal Reserve System. The transaction must also be approved by holders of at least two-thirds (2/3) of the issued and outstanding shares of Bank of Stockdale stock and a majority of the issued and outstanding shares of VIB Corp stock. The parties anticipate that the transaction will be completed during the first quarter of 1999. As of September 30, the total assets of the Bank of Stockdale were approximately $138,000,000.

On or about September 22, 1998 Valley Independent Bank entered into a branch acquisition agreement with Fremont Investment & Loan, a California industrial loan company ("Fremont") headquartered in Anaheim, California, to acquire certain of the assets and to assume certain of the liabilities of Fremont's branch office located at 2091 West Florida Avenue, Suite 100, Hemet, California 92545, including substantially all of the deposits of the branch. As of September 30, 1998, the total deposits of the branch were approximately $105,000,000. The Bank will pay an amount equal to one percent (1%) of the branch deposits it assumes. The Bank will also assume the branch lease and will acquire certain of the leasehold improvements and certain of the loans assigned to the branch.

The branch purchase is subject to regulatory approval including the approval of California Commissioner of Financial Institutions and the Board of Governors of the Federal Reserve System. It is anticipated that the branch purchase will be completed during the first quarter of 1999.

In connection with the branch purchase it is anticipated that the Bank will be required to increase its capital by $8,500,000. Although final decisions have not yet been made, VIB Corp is exploring the possibility of issuing up to $20,000,000 in trust preferred securities to generate sufficient resources to increase the Bank's capital and to provide for other corporate purposes.

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net earnings for the nine months ending September 30, 1998 was $3.2 million or $.40 per share fully diluted based upon average shares outstanding of 8,139,184. This compared with net earnings of $2.3 million or $.31 per share fully diluted based upon average shares outstanding of 7,411,700 for the same period in 1997.

Net earnings for the three months ending September 30, 1998 was $1.2 million or $.15 per share fully diluted based upon average shares outstanding of 8,116,894. This compared with net earnings of $1.1 million or $.15 per share fully diluted based upon the average shares outstanding of 7,478,185 for the same period in 1997.

The Board of Directors approved stock splits in May 1997 and May 1998 as well as a stock dividend in December 1997. All per share figures have been retroactively adjusted for these and previous stock splits and dividends.

Loan growth was strong during the nine months ending September 30, 1998. This growth was stimulated by the general economic soundness of the communities serviced by Valley Independent Bank as well as the impact of the previously discussed loan production office openings. Total gross loans at September 30, 1998 were $347.1 million which represented an increase of $33.3 million or 10.6% from December 31, 1998. Since September 30, 1997, total gross loans have increased $63.7 million or 22.5%. This increase since September 1997 also includes $8.3 million in loans acquired in the Palm Springs branch office acquisition which was consummated in March 1998.

Total deposits at September 30, 1998 increased $42.6 million or 10.7% from year-end 1997 to $441.8 million. This increase includes the assumption of deposits acquired from Palm Desert National Bank, discussed earlier, and the normal seasonal deposit cycle experienced in the Imperial and Coachella Valleys as it relates to the local agricultural business cycle. Total deposits, compared to the September 30, 1997, increased $69.0 million or 18.5%.

The Bank's liquidity position, enhanced by the Palm Desert National Bank branch acquisition, remained adequate to meet future contingencies. At September 30, 1998 the Bank had $6.0 million in federal funds sold outstanding. This compared to $1.5 million in federal funds sold outstanding at September 30, 1997. Since December 31, 1997, Federal Funds sold have increased $2.0 million. The Bank's liquidity ratio at September 30, 1998 was 23.5%. This ratio represented an increase from 22.9% at September 30, 1997 and an increase from 21.2% at December 31, 1997. During the same periods, the Bank's investment portfolio increased from $75.1 million at September 30, 1997 and $69.3 million at December 31, 1997 to $82.8 million at September 30, 1998.

The Company's separate (stand-alone) liquidity is based upon its separate liquid resources and the ability of the Bank to pay it cash dividends. At September 30, 1998 the Company had adequate liquidity to meet its anticipated funding needs.

NET INTEREST INCOME

Average interest earning assets totaled $438.1 million during the nine months ending September 30, 1998, an increase of $99.5 million or 29.4% compared to the same period last year. All comparative areas of earning assets grew significantly with the exception of average federal funds sold. This growth was highlighted by an increase in average total loans of $81.3 million or 31.0% to $343.2 million. Average interest bearing liabilities in the nine months ended September 30, 1998 increased $62.0 million or 24.0% to average $319.9 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $60.2 million or 23.5% to $316.7 million. Average borrowed funds increased $1.8 million or 128.6% to $3.2 million during the same time frame. These comparative changes were minimally affected by the Palm Springs branch acquisition.

Interest income for the nine month period ended September 30, 1998 was $29.2 million, an increase of $5.7 million or 24.5% compared to the nine months ending September 30, 1997. The increase in interest income was primarily the result of the volume increases previously discussed, enhanced by a slightly increased interest rate environment. The yield on interest earning assets increased 9 basis points to 8.96% for the nine months ended September 30, 1998 from 8.87% for the comparative period last year.

Interest expense increased $1.4 million or 17.9% to $9.0 million during the nine months ending September 30, 1998 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest bearing categories. This increase was partially impacted by a slightly higher interest rate environment. The cost of interest bearing funds increased 2 basis points from 3.96% for the nine months ended September 30, 1997 to 3.98% for the nine months ended September 30, 1998.

Net interest income was $20.2 million for the nine months ending September 30, 1998, representing an increase of $4.4 million or 27.6% from September 30, 1997. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities increased to 4.98% for the period ending September 30, 1998, compared to 4.91% for the same period in 1997. Net interest income as a percentage of average interest earning assets, or the net interest margin, increased to 6.04% for the period ending September 30, 1998, compared to 5.85% for the period ending September 30, 1997.

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

Interest income for the third quarter ended September 30, 1998 was $10.3 million which represented an increase of $2.1 million or 24.8% to the comparative period ending September 30, 1997. Interest expense was $3.2 million for the three month period ending September 30, 1998, an increase of $.5 million or 17.6% compared to the same period in 1997. Net interest income during the second quarter ending September 30, 1998 was $7.1 million, an increase of $1.6 million or 28.3% for the comparative period ending September 30, 1997. The same factors affecting the nine month period also applies to the third quarter comparisons of 1998 to 1997.


PROVISION FOR CREDIT LOSSES

The allowance for credit losses at September 30, 1998 was $2.8 million, which compared similarly to the $2.8 million at September 30, 1997 and compared to $2.3 million at December 31, 1997, an increase of $.5 million or 22.0%. As a percent of total loans, the allowance was .82% at September 30, 1998, compared to 1.00% at September 30, 1997 and .74% at December 31, 1997.

The provision for credit losses was $1.7 million for the first nine months of 1998, an increase of $.6 million or 55.6% from the $1.1 million provided for the first nine months of 1997. The provision was $555,000 for the third quarter of 1998 compared to $455,000 for the third quarter of 1997, an increase of $100,000 or 22.0%.

Total non-accrual loans as of September 30, 1998 were $4.2 million as compared to $5.4 million at September 30, 1997 and $2.5 million at June 30, 1998. Non-accrual loans increased $1.7 million during the current third quarter of 1998. Net charge-offs were $1.1 million for the nine months ended September 30, 1998. This compared to $872,000 for the same period in 1997. During the third quarter ending September 30, 1998, $190,000 was recorded in net charge-offs compared to $356,000 net charge-offs in the third quarter of 1997.

The Bank has an established a standard process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of the loan portfolio, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by loans with general allocations assigned to the various loan categories.

Loans classified by the Bank's internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

Management of the Bank believes the allowance at September 30, 1998, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Bank's loan portfolio.


OTHER INCOME

Total other income amounted to $4.1 million for the nine months ended September 30, 1998 representing an increase of $.5 million or 13.1% compared with the same period in the prior year. A $375,000 increase in service charges on deposits, primarily a result of two branch acquisitions in 1997 from Wells Fargo Bank, N.A., and one branch acquisition in 1998 from Palm Desert National Bank, an increase of $92,000 in gains on the sale of investment securities, an increase of $73,000 in gains on the sale of foreclosed properties, partially offset by a decrease of $80,000 in gains on the sale of Small Business Administration loans, were the principal reasons for the increase in other income.

Total other income for the third quarter of 1998 was $1.5 million, a decrease of $.2 million or 14.1% from the third quarter of 1997. The decrease resulted from a $48,000 decrease in service charges on deposits and a $249,000 decrease in gains on the sale of Small Business Administration loans partially offset by a $92,000 increase in gains on the sale of investment securities.


OTHER EXPENSE

Total other expense in the first nine months of 1998 was $17.6 million, an increase of $2.6 million or 17.6% as compared to the same period in 1998.

Salary expense during the first nine months of 1998 was $6.4 million, an increase of $.8 million or 14.2% over the comparable period in 1997. The growth in salary expense is attributable to staffing additions related to the 1997 and first quarter 1998 branch acquisitions, merit increases, paid commissions and performance incentives.

Employee benefits expense was $2.1 million for the period ending September 30, 1998, an increase of $.3 million or 16.7% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed staffing additions, increased 401K and ESOP funding costs and increases in medical insurance expense.

Occupancy expense was $1.5 million for the period ended September 30, 1998, an increase of $.3 million or 25.7% as compared to the first nine months in 1997. Furniture and equipment expense was $1.6 million for the first nine months in 1998, an increase of $.3 million or 26.0% from the same period in 1997. These increases were primarily the result of the acquisitions previously discussed, as well as the costs related to a new corporate facility, which was occupied commencing in July 1997.

Other operating expense amounted to $6.0 million during the first nine months ended September 30, 1998, an increase of $.9 million or 17.4% from the same period in the prior year. Increases in the areas of intangible asset amortization, business development, data processing, professional fee costs and expenses related to the previously discussed acquisitions were the primary causes for the increase in this category.

For the third quarter of 1998, total other expenses were $6.2 million, an increase of $1.1 million or 21.1% from $5.1 million for the third quarter of 1997. The increase in each category were for the same reasons as noted above for the comparable nine month periods.


INCOME TAXES

Income tax expense for the nine months ending September 30, 1998 was $1.7 million as compared with $1.1 million for the same period in 1997, an increase of $.7 million or 60.6%. The increase in expense was primarily attributable to a $1.6 million increase in taxable operating income as well as an increase in the Company's effective tax rate from 32.2% for the nine months ended September 30, 1997 to 35.1% for the nine months ended September 30, 1998. The effective tax rate increase was primarily the result of increases in non-deductible intangible asset amortization expense partially offset by a $24,000 increase in non-taxable income from municipal securities. Income taxes for the third quarter were $639,000, an increase of $47,000 or 8.0% from the third quarter of 1997. The increase in expense was primarily related to a $141,000 increase in the Company's taxable operating income offset partially by a slight decrease in the effective tax rate from 35.2% for the three months ended September 30, 1997 to 35.0% for the three months ended September 30, 1998. The effective tax rate decrease was primarily the result of a $54,000 increase in non-taxable income from municipal securities.


CAPITAL RESOURCES

Total stockholders' equity as of September 30, 1998 was $44.0 million which represented an increase of $3.7 million from December 31, 1997 and $14.1 million from September 30, 1997.

The increase since December 31, 1997 included $3.2 million in net income, $.3 million in exercised common stock options and warrants and a $190,000 increase in the cumulative unrealized gain on securities classified as available for sale. The increase since September 30, 1997 included $8.8 million in proceeds from a capital offering conducted by Valley Independent Bank between September 9 and November 21, 1997, as well as net income during the period and the exercise of stock options and warrants.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock and retained earnings and total capital includes a portion of the allowance for credit losses. At September 30, 1998 the Tier 1 and total risk based capital ratios were 9.44% and 10.13%, respectively, compared to 7.48% and 8.30%, respectively, at September 30, 1997. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 7.95% at September 30, 1998, compared to 6.34% at September 30, 1997. The Bank's and the Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Bank's and the Company's capital ratios exceed all regulatory minimums and support future planned internal growth, but are not adequate to support the proposed Hemet branch acquisition.


YEAR 2000 COMPLIANCE

During 1996 the Bank began the process of identifying and addressing issues surrounding the year 2000 and their impact on the Bank's operations. That process continued through 1997 during which the Bank conducted a comprehensive review of its computer systems to identify applications that would be affected by the year 2000 issue and the Bank developed an implementation plan to bring the Bank's systems into compliance prior to the year 2000. The Bank's compliance program includes review of bankwide computer processing systems as well as review of third party vendors' interface systems and review of large corporate borrowers' and depositors' systems. During 1997 the Bank completed the assessment phase of its program. Commencing in 1998, the Bank initiated the implementation and the validation of hardware and software upgrades, system replacements, vendor certifications and other associated changes. The Bank anticipates that final implementation and validation will occur in early 1999, with final certification of all internal systems by no later that June 30, 1999. Simultaneously, the Bank has been evaluating the impact of year 2000 compliance on large corporate customers as well as third-party vendors. As of September 1998, the Bank has completed its assessment of year 2000 risk in this regard and has established appropriate reserves and liquidity policies to mitigate this risk. The ongoing assessment on this risk is monitored on a monthly basis with appropriate adjustments to reserves, as required.

The Bank has established detailed contingency plans for all mission critical and secondary operating systems. Trigger dates have been established for activating any required contingency plan. The Bank has also established a Business Resumption Plan specific to year 2000, which is coordinated with the Bank's Disaster Recovery Plan. An additional measure taken by the Bank has been to establish a currency contingency plan which addresses the potential failure of the commercial payment systems (electronic funds transfer, automated teller machines, point of sale equipment). This plan also addresses the increasing speculation regarding short and long term unavailability of certain consumer goods which may prompt people to accumulate or hoard cash in quantities sufficient to meet their perceived needs for a month or more. This plan addresses potential customer fears by establishing procedures to provide for any extreme demand for cash.

The Bank is currently on schedule to successfully implement the systems and programming changes necessary to address the year 2000 issue and does not believe that the costs of such actions will have a material effect on the Bank's results of operations or financial condition. The Bank's current budgeted costs for year 2000 compliance are approximately $600,000, of which approximately $408,000 has been expended to date. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes, and the Bank's inability to implement such changes could have an adverse effect on the Company's future results of operations. Similarly, there can be no assurance that third party vendors' systems will be year 2000 compliant and, consequently, the Bank could incur incremental costs to convert to other vendors.


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

Liquidity at September 30, 1998 was 23.5%. This compared with a ratio of 22.9% at September 30, 1997 and 21.2% at December 31, 1997. Liquidity at September 30, 1998 has increased since the period ended September 30, 1997. This increase has been the combined result of increases in deposits and shareholder's equity which have exceeded the increase in loan growth and the increase in investment securities.

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

At September 30, 1998, the Bank's thirty day and one year static gap ratios were 110.6% and 92.2%, respectively. These ratios compared with respective ratios of 89.7% and 75.5%, respectively, at September 30, 1997. The Bank is presently asset sensitive in the short term because of this "positive" 30-day gap ratio and should experience increased yields in increasing rate environments and decreased yields in decreasing rate environments. In the longer term, the Bank is liability sensitive and should experience the opposite in yields in the discussed rate environments.

VIB Corp is a legal entity, separate and distinct from its subsidiary bank. Although there exists the ability to raise capital on its own behalf or borrow from external sources, VIB Corp may obtain additional funds through dividends paid by, and fees for services provided to its subsidiary bank.

Regulations limit the amount of dividends as well as service fees paid by subsidiaries. VIB Corp's expenses are primarily covered by fees charged to and dividends received from the Bank. However, VIB Corp may not be able to rely solely on its current or future subsidiaries to meet its obligations or to maintain its separate liquidity. Under such circumstances, VIB Corp would seek other means to raise capital.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 2.3% at September 30, 1998, reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

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

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

        The following exhibits are filed as a part of this report:

Regulation S-K
Exhibit No.             Description                                  Page
--------------          -----------                                  ----
27                 Financial Data Schedule                            24

        (b) Current Reports on Form 8-K:

        During the quarter ended September 30, 1998 the Company filed a Current Report on Form 8-K as follows:

Description                                                              Date of Report
-----------                                                              --------------
Signing of Agreement and Plan of Reorganization - Acquisition of Bank
of  Stockdale, F.S.B. and signing of Branch Acquisition Agreement to
purchase Hemet branch office from Fremont Investment & Loan             September 29, 1998

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIB CORP

Date:  October 29, 1998

                                       /s/ Dennis L. Kern
                                       ----------------------------------------
                                       Dennis L. Kern,
                                       President and Chief Executive Officer


                                       /s/ Harry G. Gooding, III
                                       ----------------------------------------
                                       Harry G. Gooding, III,
                                       Executive Vice President and
                                       Chief Financial Officer