Form 10-K
period 1998-12-31
VIB CORP
filed 1999-03-24
CIK 1051345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

     Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting Common Stock held by non-affiliates at March 5, 1999: $97,381,000

     Number of shares of Common Stock outstanding as of March 5, 1999:
10,527,689

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the identified parts of this Form 10-K:

    VIB CORP's 1998 Annual Report to Shareholders - Part II, Items 5 and 6.

    1999 Annual Meeting Proxy Statement - Part III, Items 10, 11, 12 and 13.


                                                         Total No. of Pages: 122
                                                       Exhibit Index at Page: 85

                                      INDEX


                                                                                              PAGE
                                                                                              ----

                                            PART I

ITEM 1 - DESCRIPTION OF BUSINESS................................................................ 3

ITEM 2 - DESCRIPTION OF PROPERTY................................................................31

ITEM 3 - LEGAL PROCEEDINGS......................................................................32

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................32


                                           PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS................................................................32

ITEM 6 - SELECTED FINANCIAL DATA................................................................32

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS................................................32

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK...............................................................................52

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................52

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................................81


                                          PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................81

ITEM 11 - EXECUTIVE COMPENSATION................................................................81

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.....................................................................81

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................81


                                          PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K .......................................................................81

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

         THE COMPANY

         VIB Corp (the "Company" or the "Registrant") was incorporated on November 7, 1997 under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank ("VIB") for the purpose of becoming VIB's holding company. The holding company reorganization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of VIB's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of VIB's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding Warrant to purchase VIB's Common Stock, issued in connection with VIB's 1997 Unit Offering, was converted into a Warrant to purchase the Company's Common Stock. (See "THE BANKING SUBSIDIARIES - VIB" and "SUPERVISION AND REGULATION - THE COMPANY" herein.)

         On September 15, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Bank of Stockdale, F.S.B. ("Stockdale"), a federal stock savings bank headquartered in Bakersfield, California, providing for a stock-for- stock merger transaction (the "Merger") whereby Stockdale would become the Company's wholly-owned subsidiary. Requisite approvals for the Merger were received from the Federal Reserve and the Office of Thrift Supervision (the "OTS") in December, 1998, and from the Company's and Stockdale's shareholders in January, 1999, and the Merger was closed on January 28, 1999, and was accounted for as a pooling of interests. Pursuant to the Merger Agreement, the Company issued approximately 2,355,430 shares of its Common Stock in exchange for all of the issued and outstanding shares of Stockdale's common stock, and Stockdale became the Company's second banking subsidiary. (See "THE BANKING SUBSIDIARIES - Stockdale" and "ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS" herein.)

         On December 10, 1998, the Company formed a wholly-owned business trust subsidiary, Valley Capital Trust (the "Trust"), pursuant to the laws of the State of Delaware. The Company formed the Trust for the specific purpose of: (1) investing in the Company's 9.00% Junior Subordinated Debentures (the "Debentures"), due February 5, 2029; (2) selling 9% Cumulative Capital Securities (the "Capital Securities"), representing a 97% beneficial interest in the Debentures owned by the Trust; and (3) issuing Common Securities (the "Common Securities") to the Company, representing a 3% beneficial interest in the Debentures owned by the Trust.

         On January 29, 1999, the Company entered into a Purchase Terms Agreement (the "Purchase Terms Agreement") with First Tennessee Capital Markets, a subsidiary of First Tennessee Bank, N.A. (the "Placement Agent"). Pursuant to the Purchase Terms Agreement, the Placement Agent solicited subscriptions for the purchase of up to $23 million of the Capital Securities from accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act of 1933 in a private placement.

         On February 5, 1999, the Company issued $23.093 million in Debentures to the Trust. Concurrently, the Trust issued $22.4 million of the Capital Securities to accredited investors and $693,000 of Common Securities to the Company. The Debentures were purchased by the Trust concurrently with the issuance of the Capital Securities and Common Securities. The proceeds to the Company, net of the Placement Agent's fees and other offering expenses, was approximately $22.2 million, of which approximately $17.4 million will be treated as Tier 1 capital by the

Company for regulatory purposes. Additionally, the Company plans to use approximately $8.5 million of the proceeds to increase VIB's regulatory capital. The remainder will be used for general corporate purposes.

         The interest on the Debentures will be deductible and paid by the Company and represents the sole source of the Trust's revenues available for distributions to the holders of the Capital Securities. The Company has the right, assuming that no default has occurred regarding the Debentures, to defer interest payments on the Debentures, at any time and for a period of up to twenty consecutive calendar quarters. The Capital Securities will mature concurrently with the Debentures on February 5, 2029, but can be called after February 5, 2009.

         Other than receiving interest payments on the Debentures and making distributions to the holders of the Capital Securities when required, the Trust does not conduct any other business.

         During 1998 the Company did not conduct any business other than through VIB and as described above. At year-end, the Company had total assets of $546.8 million. Upon consummation of the transactions described above, the Company conducts its banking business only through VIB and Stockdale (collectively, the "Banking Subsidiaries"). Neither the Company nor the Banking Subsidiaries earn revenues from sources outside of the United States.

        The Company has its own "home page" on the world wide web. The Company's internet address is: http://www.vibcorp.com.

         THE BANKING SUBSIDIARIES

         VIB

         VIB was incorporated under the laws of the State of California on March 28, 1980, and commenced operations as a California state-chartered bank on March 19, 1981. VIB's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum legal limits thereof, and VIB is a member of the Federal Reserve System. VIB's main office is located in the City of El Centro and has branch offices in Brawley, Calexico and Holtville, in Imperial County, Blythe, Coachella, Hemet, Indio, La Quinta, Palm Desert, Thousand Palms and Palm Springs in Riverside County, and Julian and Tecate, in San Diego County, California. VIB also operates six loan production offices, located in Carlsbad, El Centro, Orange and Rancho Mirage, California, in Yuma, Arizona, and in Las Vegas, Nevada.

         VIB has grown through de novo branching and acquisitions. On December 31, 1992, VIB consummated its first acquisition, acquiring the Coachella branch office through the merger of The First National Bank in Coachella. During 1996 VIB consummated two acquisitions. On June 21, 1996, VIB acquired the Calexico branch office of California Commerce Bank and combined its Calexico branch with and into the acquired facility. On September 12, 1996, VIB acquired four branches, Indio, La Quinta, Palm Desert and Thousand Palms, by the merger of Bank of the Desert, N.A. On February 14, 1997, VIB purchased two branches from Wells Fargo Bank, N.A., Blythe in Riverside County and Tecate in San Diego County. These acquisitions enhanced VIB's market share in the Coachella Valley and the City of Calexico and expanded VIB's geographic market areas.

         During 1998 VIB continued its growth through acquisitions. On March 27, 1998 VIB acquired the Palm Springs branch office of Palm Desert National Bank. VIB assumed approximately $16.1 million in deposits and the lease for the branch and purchased approximately $8.3 million in loans. In consummating the transaction, Valley paid a premium of $1.22 million on the deposits assumed.

         On September 22, 1998, VIB entered into a definitive agreement to acquire the Hemet, California branch office of Fremont Investment and Loan (the "Hemet Branch Acquisition"). The Hemet Branch Acquisition was approved by the Federal Reserve and the California Department of Financial Institutions in December, 1998 and January, 1999, respectively. On January 22, 1999, the acquisition was consummated, whereby VIB assumed approximately $112 million in deposits, the lease to the premises and $27,000 in other assets associated with the branch. In acquiring the branch, VIB paid a premium of approximately $1.12 million on the deposits assumed.

         VIB also has plans to open new loan production offices in Phoenix and Tuscon, Arizona later in 1999.

         VIB offers a full range of commercial banking services, including the origination of commercial, U.S. Small Business Administration ("SBA"), accounts receivable, real estate, construction, home improvement, consumer, and other installment and term loans; checking, savings, time, NOW, super NOW and money-market deposit accounts; travelers' checks, pre-approved overdraft lines, and safe deposit; and other customary non-deposit banking services. VIB is a "Preferred Lender" of the SBA and, as such, is able to process SBA loans more quickly than other institutions that do not have such status. VIB is an agent for VISA(R) and MasterCard(R) credit cards and is a merchant depository for cardholder drafts under both types of credit cards. Although VIB does not presently provide trust services, such services are made available to its customers through correspondent banks. VIB's branches, the majority of which offer drive-through banking services, also provide 24-hour automated teller machines which are integrated into multi-state ATM networks.

         STOCKDALE

         Stockdale is a federal stock savings bank, chartered by the OTS on June 27, 1991. Stockdale was initially incorporated on February 26, 1985, as Stockdale Savings and Loan Association, a California state-chartered savings and loan association, and began operations on that date. Effective June 27, 1991, Stockdale converted to a federal stock savings bank and currently operates under a federal charter as Bank of Stockdale, F.S.B. Stockdale is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of twelve regional banks making up the Federal Home Loan Bank System. Stockdale's deposits are insured up to the applicable limits by the Savings Association Insurance Fund of the FDIC. Stockdale's principal executive office is located at 5151 Stockdale Highway, Bakersfield, California 93309, and its telephone number is
(805) 833-9292. As of December 31, 1998, Stockdale had branch offices located at 3990 Gosford Road, Bakersfield, California 93309, and 2700 Mount Vernon Avenue, Bakersfield, California 93306. In addition, Stockdale has a loan production office in Fresno, California.

         Stockdale's services include those traditionally offered by community banks, such as checking and savings accounts and real estate and home improvement loans. The vast majority of Stockdale's loan are direct loans made to individuals, professionals, and small and medium sized businesses within Stockdale's marketing area. The majority of Stockdale's loans are sold into the secondary market while retaining servicing rights and fees generated therefrom.

         Stockdale's principal sources of income are interest received on real estate and other loans, and income derived from the sale of loans. To a lesser extent, Stockdale earns income from investments, from fees received in connection with the servicing of loans and consumer banking activities. Its principal expenses are interest paid on deposits and other borrowings, and administrative and other operating expenses. The sources of funds for lending activities are deposit acquisitions, borrowings, loan sales and repayments. Stockdale's primary use of funds is the origination of real estate loans and loans to small businesses.

         Stockdale's results of operations depend upon the local real estate market and the interest rate environment, both of which impact the demand for loans. Interest rates also impact the difference between interest earned on loans and investments, and the interest paid on deposits and borrowings. Other significant influences on Stockdale's operations, and on the operations of thrifts generally, include general economic conditions, the related monetary and fiscal policies of the federal government and the policies of the various regulatory authorities.

         MARKET AREAS

         During 1998 the Company's primary market areas included the cities and surrounding rural communities in the Imperial and Coachella Valleys. Agriculture is the major economic activity within Imperial County, with year-round harvesting. El Centro is Imperial County's largest city and also serves as the county's financial center. Agriculture also is the most significant economic activity in the Coachella Valley, although the tourism, retail and service industries are growing. The Company's customers include individuals, many of whom are farmers or ranchers, and small-to-medium sized businesses.

         VIB significantly increased its market area in recent years through acquisitions and de novo branching. The Julian, California, office opened in 1995, and the Tecate, California, office, acquired in 1997, expanded VIB's service area to eastern San Diego County. The Julian office serves customers in that and neighboring eastern San Diego County mountain communities and the Tecate office serves customers on both sides of the international border. The Blythe office, acquired in 1997, extended VIB's service area to the Palo Verde Valley, along the Colorado River, in eastern Riverside County. Blythe is the only incorporated city on the eastern side of Riverside County along Interstate 10 and serves as the major service and retail center for eastern Riverside County and the Palo Verde Valley, including communities on the Arizona side of the Colorado River. The acquisition of the Hemet branch in January, 1999, marks VIB's first entry into the San Jacinto Valley, which is approximately 90 miles east of Los Angeles, 35 miles southeast of Riverside and 85 miles northeast of San Diego.

         VIB has its own "home page" address on the world wide web as an additional means of expanding its market and providing banking services through the internet. VIB's internet address is: http://www.vibank.com.

         The Company further expanded the geographic scope of its banking franchise into California's San Joaquin Valley through the acquisition of Stockdale during the first quarter of 1999. Stockdale operates three full-service offices in Bakersfield, in the southern San Joaquin Valley, and a loan production office in Fresno, in the central San Joaquin Valley.

         Bakersfield is Kern County's largest city and also serves as the county's financial center. The economy in Kern County is focused in three sectors - petroleum production, agriculture, and government/institutional. Kern County accounts for one-half of all of the petroleum production in the State of California and is considered the greatest single oil producing county in the nation. Kern County's farm production placed it among the top agricultural counties in the United States. The federal, state, county and municipal governments are also important employers in Kern County, with military one of the largest components. Thus far, the county has not been impacted by the reduction of military spending or base closures, with base consolidations having actually increased military employment in the county.

         EMPLOYEES

         As of December 31, 1998, the Company, through VIB, employed approximately 265 full-time and 55 part-time persons. After consummating the Merger and the Hemet Branch

Acquisition, the number of full-time equivalent employees increased to approximately 384 persons. None of the employees are represented by any union or other collective bargaining agreement and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be excellent.

         COMPETITION

         The banking business in California, generally, and in VIB's and Stockdale's service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a number of major banks which have many offices operating over wide geographic areas. The Banking Subsidiaries compete for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in the Banking Subsidiaries' market areas. Among the advantages which the major banks have over the Banking Subsidiaries are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Banking Subsidiaries' service areas offer certain services (such as trust and international banking services) which are not offered directly by the Banking Subsidiaries and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banking Subsidiaries.

         Moreover, banks generally, and the Banking Subsidiaries in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions. The Depository Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") authorized savings and loan associations and credit unions to make certain consumer loans. The Garn-St. Germain Depository Institutions Act of 1982 (the "Garn-St. Germain Act") and California legislation further expanded the power of savings and loan associations to make consumer and commercial loans in competition with commercial banks. Further, DIDA and a 1979 amendment to the usury provisions of the California Constitution have resulted in the inflow of lendable funds from out-of-state lenders and in increased competition from previously non-exempt in-state lenders for loans. (See "SUPERVISION AND REGULATION - THE BANKING SUBSIDIARIES" herein.)

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

         Further, the recent trend has been for other institutions, such as brokerage firms, credit card companies, and even retail establishments, to offer alternative investment vehicles, such as money market funds, as well as to offer traditional banking services such as check access to money market funds and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also compete with the Banking Subsidiaries in the acquisition of deposits.

         In order to compete with the other financial institutions in its market areas the Banking Subsidiaries rely principally upon local promotional activity, personal contacts by their officers, directors, employees and the Company's shareholders, and specialized services. In conjunction with the Banking Subsidiaries' business plans to serve the financial needs of local residents and small-to medium-sized businesses, they also rely on officer calling programs to existing and prospective customers, focusing their overall marketing efforts towards their local communities. The Banking Subsidiaries' promotional activities emphasize the advantages of dealing with a locally-headquartered institution sensitive to the particular needs of their local communities. For customers whose loan demands exceed a Banking Subsidiary's lending limit, the Banking Subsidiary attempts to arrange for such loans on a participation basis with other banks. The Banking Subsidiaries also assist customers requiring services not offered by them to obtain these services from their correspondent banks.

         OTHER SIGNIFICANT FACTORS RELATING TO THE COMPANY

         Certain matters discussed in this Annual Report on Form 10-K may constitute forward- looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed below represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company's future results of operations or stock price and should be considered carefully.

         HOLDING COMPANY STRUCTURE AND DEBT SERVICE

         As a bank holding company, substantially all of the Company's operating assets are owned by the Banking Subsidiaries. The Company, therefore, relies upon receipt of sufficient funds from the Banking Subsidiaries, primarily in the form of dividends, to meets its obligations and corporate expenses. The ability of the Banking Subsidiaries to pay dividends to the Company, however, is limited by statutory and regulatory authority, which may preclude payment of dividends when the Company most needs them. On February 5, 1999, the Company issued the Debentures which will increase its interest expense by approximately $2.1 million annually. The ability of the Company to meet its interest obligations on the Debentures, therefore, may be impaired should the Banking Subsidiaries be unable to pay dividends. (See "SUPERVISION AND REGULATION - THE COMPANY - Bank Holding Company Liquidity" herein.)

         Additionally, pursuant to an Agreement as to Expenses and Liabilities (the "Expense Agreement") the Company irrevocably and unconditionally guaranteed to each person or entity with which Trust itself becomes indebted or liable, the full costs of any expenses or liabilities of the Trust, other than the Trust's obligations to pay holders of the Capital Securities of the amounts due, pursuant to the terms of the Capital Securities. Consequently, third party creditors of the Trust may proceed directly against the Company under the Expense Agreement, regardless of whether they have notice of the Expense Agreement.

         ACQUISITIONS

         The Company's future results depend, to a significant extent, upon its ability to successfully manage its recent external growth. There can be no assurance that the Company will be able to adequately and profitably manage its expanded operations. Factors that could adversely affect the Company's future prospects and financial results include:

         Ability to Manage Growth. Taking into consideration VIB's acquisition of its Palm Springs and Hemet branch offices and the Company's merger with Stockdale, the Company has increased its asset size by approximately $279 million, the number of its branch locations by five, and the number of loan production offices by one since January 1, 1998. The Company's future success is, therefore, dependent, in significant part, upon its ability to properly manage and effectively integrate the new operations. Management has devoted substantial time to the Company's growth strategy, including the above-referenced acquisitions, and anticipates devoting substantial time to future growth and acquisition opportunities. While the Company has experience in managing external growth, there can be no assurance that the Company will be successful in integrating the recent acquisitions or that they will enhance the Company's profitability.

         Ability to Achieve Operating Efficiencies. Because the markets in which the Banking Subsidiaries operate are highly competitive and due to the inherent uncertainties associated with integrating their operations, there can be no assurance that the Banking Subsidiaries will be able to fully realize the operating efficiencies contemplated by Management in connection with the Merger. Such efficiencies include, but are not limited to, centralization of accounting, data processing, cash clearing, personnel and executive management functions. Furthermore, should operating efficiencies be realized, there can be no assurance as to the timing of their realization.

         Deployment of Excess Liquidity. The Company realized approximately $132 million in excess liquidity upon consummation of the Hemet Branch Acquisition and the Trust's issuance of the Capital Securities. The Company's future results of operations could be adversely effected by its and VIB's ability to effectively invest or otherwise deploy the excess amount of cash received as a result these transactions.

         GENERAL BUSINESS RISKS

         The business of the Banking Subsidiaries are subject to various business risks. The volume of loan originations depends upon demand for loans of the type originated by the Banking Subsidiaries and the competition in the marketplace for such loans. The level of consumer confidence, fluctuations in real estate values, in prevailing interest rates and in investment returns expected by the financial community could combine to make loans of the type originated by the Banking Subsidiaries less attractive. Additionally, the Company and the Banking Subsidiaries may be adversely affected by factors that could : (1) increase the costs to the borrowers of loans originated by the Banking Subsidiaries, (2) create alternative lending sources for such borrowers, or (3) increase the cost of funds to the Banking Subsidiaries at rates faster than increases in interest income, thereby narrowing interest rate margins. There can be no assurance, therefore, that there will be sufficient loan demand or interest margins in the future to keep pace with deposit growth experienced. Additionally, governmental interventions through elimination of income tax benefits of home equity loans, increased or the addition of additional regulations could also adversely affect the business in which the Banking Subsidiaries are engaged. (See "SUPERVISION AND REGULATION - THE BANKING SUBSIDIARIES - IMPACT OF MONETARY POLICIES" herein.)

         RESERVE FOR LOAN LOSSES

         Historical experience indicates that a portion of the Banking Subsidiaries' loans will become delinquent and will require either a partial or total charge-off. Regardless of the underwriting criteria utilized, losses may be experienced by the Company as a result of various factors beyond its or the Banking Subsidiaries' control, including changes in market conditions affecting the value of collateral and problems affecting a borrower's continued creditworthiness. The Banking Subsidiaries' determination of the adequacy of their reserves for loan losses is based upon various considerations, including an analysis of risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loss potential, delinquency trends, estimated fair value of underlying collateral, current economic conditions, results of regulatory examinations (which can mandate additional loss reserves), geographic and industry concentrations. Such factors can necessitate higher provisions for loan losses and higher-charge- offs, thus adversely affecting the Banking Subsidiaries' and the Company's net income. Some of the more significant factors affecting the Banking Subsidiaries' reserves for loan losses are:

         Seasonality and Agriculture. The Banking Subsidiaries' market areas are heavily dependent upon the success of the seasonal agricultural economies of the Imperial, Coachella and San Joaquin Valleys. This seasonality impacts evaluation of the special risks involved in considering the adequacy of loan loss reserves. In late December, 1998 and early January, 1999, California's Central Valley was subject to unexpected freezing temperatures which severely damaged the region's citrus crop. While the Banking Subsidiaries are dependent on agriculture, they do not anticipate any negative impact from the freeze.

         Concentration of Operations; Recessionary Environments; Decline in Real Estate Values. The Banking Subsidiaries business activities are currently focused in the Imperial, Coachella and San Joaquin Valleys, as well as other inland communities in Southern California. Although VIB has expanded into coastal, north San Diego County and Orange County, California, Yuma, Arizona and Las Vegas, Nevada, with loan production offices, the results of operations of the Banking Subsidiaries are dependent on general economic trends in Kern, Imperial and Riverside Counties. The concentration of the Banking Subsidiaries' operations in these counties exposes them to greater risk than other banks with a wider geographic base in the event of an economic slow-down or recession affecting certain segments of the economy, especially agriculture, or in the event of localized catastrophes, such as earthquakes, fires and floods. Moreover, localized declines in the market values of real estate of the type that secure loans originated by the Banking Subsidiaries, reducing homeowners' equity and businesses' equity in their properties could result in: (1) weakening of collateral coverage on loans previously made and (2) diminish the available market for similar loan originations in the future.

         Year 2000 Issues. At the end of the current year, many companies, including financial institutions such as the Company and the Banking Subsidiaries, will face potentially serious issues associated with the inability of certain existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or, are expected to be unable to compute payment, interest or delinquency. Additionally, the failure of a banking customer to prepare for year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn, inhibiting its ability to repay loans in accordance with their terms.

         The Banking Subsidiaries have implemented detailed plans to address Year 2000 issues regarding their own states of preparedness regarding their critical and secondary operating systems. However, there can be no assurance that their customers or vendors will be prepared or not experience unforeseen delays, or whether loan loss reserves established to cover Year 2000 risks will be adequate.

         SUPERVISION AND REGULATION - THE COMPANY

         Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to supervision by the FRB. As a bank holding company, the Company is required to file with the FRB an annual report and such other additional information as the FRB may require under the Act. The FRB may also make examinations of the Company and its subsidiaries.

         The Act requires prior approval by the FRB for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares, or substantially all the assets, of any bank or for a merger or consolidation by a bank holding company with any other bank holding company.

         The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

         BANK HOLDING COMPANY LIQUIDITY

         The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries.

         Regarding VIB, the Company is entitled to receive dividends, when and as declared by VIB's Board of Directors, out of funds legally available therefor, as specified and limited by the California Financial Code. Under
Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) a bank's retained earnings; or (ii) a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the Commissioner of the California Department of Financial Institutions, cash dividends may also be paid out of the greater of: (i) a bank's retained earnings; (ii) net income for a bank's last preceding fiscal year; or (iii) net income for a bank's current fiscal year. If the Commissioner finds that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner may order the bank not to pay a dividend to the bank's shareholders.

         Regarding Stockdale, OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. In general, Stockdale may not declare or pay a cash dividend on its capital stock if the payment would cause Stockdale to fail to meet one of its regulatory capital requirements. Stockdale must also provide the OTS with 30 days advance notice of any proposed dividend declaration.

         Under the OTS regulations, an association that meets its capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. At December 31, 1998, Stockdale qualified as a Tier 1 association for purposes of the capital distribution rule.

         If an association does not meet the definition of a Tier 1 association, its ability to pay dividends is somewhat more restricted. In addition, the OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         On January 19, 1999 the OTS issued amended regulations regarding capital distributions, to conform its requirements to the OTS's prompt corrective action regulation and to conform to the rules of the other banking agencies, to the extent possible. The amended regulations are effective April 1, 1999. Under the amended regulations, an institution that would remain at least adequately capitalized after making a capital distribution, and was not owned by a holding company, would no longer be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances. Such regulations only apply to OTS regulated institutions which are not bank holding company subsidiaries. Currently, it is not contemplated that Stockdale will cease to be a bank holding company subsidiary and would continue to be exempt from the new regulations.

         Under the Financial Institutions Supervisory Act, the FDIC also has the authority to prohibit an insured institution from engaging in business practices which the FDIC considers to be unsafe or unsound. Since both VIB and Stockdale are insured institutions, it is therefore possible, depending upon their financial conditions and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

         TRANSACTIONS WITH AFFILIATES

         The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Banking Subsidiaries within the meaning of the Act. Pursuant thereto, loans by the Banking Subsidiaries to affiliates, investments by the Banking Subsidiaries in affiliates' stock, and taking affiliates' stock by the Banking Subsidiaries as collateral for loans to any borrower will be limited to 10% of the Banking Subsidiaries' capital, in the case of any one affiliate, and will be limited to 20% of the Banking Subsidiaries' capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Banking Subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         LIMITATIONS ON BUSINESSES AND ACTIVITIES

         With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage or acquire an interest in a company that engages in activities which the FRB has determined to be closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. Although the future scope of permitted activities is uncertain and cannot be predicted, some of the activities that the FRB has determined by regulation to be closely related to banking are:

         o making or acquiring loans or other extensions of credit for its own account or for the account of others;

         o        servicing loans and other extensions of credit for any person;

         o operating an industrial bank, Morris Plan bank, or industrial loan company, as authorized under state law, so long as the institution is not a bank;

         o operating a trust company in the manner authorized by federal or state law, so long as the institution is not a bank and does not make loans or investments or accept deposits, except as permitted under the FRB's Regulation Y;

         o subject to certain limitations, acting as an investment or financial adviser to investment companies and other persons;

         o leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by Regulation Y, including a restriction that it is reasonably anticipated that each lease will compensate the lessor for not less than the lessor's full investment in the property;

         o making equity and debt investments in corporations or projects designed primarily to promote community welfare;

         o providing financial, banking, or economic data processing and data transmission services, facilities, data bases, or providing access to such services, facilities, or data bases;

         o acting as principal, agent, or broker for insurance directly related to extensions of credit which are limited to assuring the repayment of debts in the event of death, disability, or involuntary unemployment of the debtor;

         o acting as agent or broker for insurance directly related to extensions of credit by a finance company subsidiary;

         o owning, controlling, or operating a savings association provided that the savings association engages only in activities permitted for bank holding companies under Regulation Y;

         o        providing courier services of limited character;

         o providing management consulting advice to non-affiliated bank and nonbank depository institutions, subject to the limitations imposed by Regulation Y;

         o        selling money orders, travelers' checks and U.S. Savings
                  Bonds;

         o        appraisal of real estate and personal property;

         o acting as an intermediary for the financing of commercial or industrial income- producing real estate;

         o providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities;

         o underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law; and

         o providing general information and statistical forecasting, advisory and transactional services with respect to foreign exchange through a separately incorporated subsidiary.

         Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Banking Subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

         o the customer must obtain or provide some additional credit, property or services from or to the Banking Subsidiaries other than a loan, discount, deposit or trust service;

         o the customer must obtain or provide some additional credit, property or service from or to the Company or any of the Banking Subsidiaries; or

         o the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

         CAPITAL ADEQUACY

         The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "SUPERVISION AND REGULATION THE BANKING SUBSIDIARIES - Recent Legislation and Regulatory Developments - 3. Risk- Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets.

         SUPERVISION AND REGULATION - THE BANKING SUBSIDIARIES

         GENERAL

         Stockdale, as a federal stock savings bank whose deposits are insured by the FDIC up to the maximum extent provided by law, is subject to regulation, supervision, and regular examination by the OTS and the FDIC. VIB as a state-chartered banking corporation which is also a member of the Federal Reserve System, is subject to regulation, supervision, and regular examinations by the California Department of Financial Institutions, the FDIC and the Federal Reserve. The Banking Subsidiaries' deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Banking Subsidiaries' business, including capital ratios, reserves against deposits, interest rates payable on certain types of deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. California law exempts all banks from usury limitations on interest rates.

         RECENT LEGISLATION AND REGULATORY DEVELOPMENTS

         1.  INTRODUCTION

         General. From time to time legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the Federal Reserve on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts; and the authorization of various types of new deposit accounts, such as NOW accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions. The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

         Other legislation has been proposed or is pending before the United States Congress which would affect the financial institutions industry. Such legislation includes wide-ranging proposals to further alter the structure, regulation and competitive relationships of the nation's financial institutions, to reorganize the federal regulatory structure of the financial institutions industry, to subject banks to increased disclosure and reporting requirements, and to expand the range of financial services which banks and bank holding companies can provide. Other proposals which have been introduced or are being discussed would equalize the relative powers of savings and loan holding companies and bank holding companies, and authorize such holding companies to engage in insurance underwriting and brokerage, real estate development and brokerage, and certain securities activities, including underwriting and dealing in United States Government securities and municipal securities, sponsoring and managing investment companies and underwriting the securities thereof. It cannot be predicted whether or in what form any of these proposals will be adopted, or to what extent they will effect the various entities comprising the financial institutions industry.

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

         On September 28, 1995, the California Interstate Banking and Branching Act of 1995 ("CIBBA") was enacted and signed into law. CIBBA authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least 5 years, unless the California bank is in danger of failing or in certain other emergency situations. CIBBA does not permit out-of-state banks to enter California by branch acquisition or de novo branching. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

         Proposed Expansion of Securities Underwriting Authority. Various bills have been introduced in the United States Congress which would expand, to a lesser or greater degree and subject to various conditions and limitations, the authority of bank holding companies to engage in the activity of underwriting and dealing in securities. Some of these bills would authorize securities firms (through the holding company structure) to own banks, which could result in greater competition between banks and securities firms. No prediction can be made as to whether any of these bills will be passed by the United States Congress and enacted into law, what provisions such a bill might contain, or what effect it might have on the Company or its Banking Subsidiaries.

         Expansion of Investment Opportunities for California State-Chartered Banks. Legislation enacted by the State of California has substantially expanded the authority of California state-chartered banks to invest in real estate, corporate stock and other corporate securities. National banks are governed in these areas by federal law, the provisions of which are more restrictive than California law. However, provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, discussed below, limits state-authorized activities to that available to national banks, unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the institution is in compliance with applicable regulatory requirements.

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

         VIB's deposit accounts are insured by the BIF, as administered by the FDIC, up to the maximum amount permitted by law. Stockdale's deposit accounts are insured by the SAIF, as administered by the FDIC, up to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         Deposit Insurance Assessments. Under FIRREA, the premium assessments made on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions. The Omnibus Budget Reconciliation Act of 1990, designed to address the federal budget deficit, increased the insurance assessment rates for members of the BIF and the SAIF over that provided by FIRREA, and eliminated FIRREA's maximum reserve-ratio constraints on the BIF. The FDIC raised BIF premiums to 23(cent) per $100 in insured deposits for 1993 from a base of 12(cent) in 1990.

         Effective January 1, 1994, the FDIC implemented a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were 23(cent) per $100 in insured deposits. The FDIC determined that the designated reserve ratio was achieved on May 31, 1995. Accordingly, on August 8, 1995, the FDIC issued final regulations adopting an assessment rate schedule for BIF members of 4(cent) to 31(cent) per $100 in insured deposits that became effective June 1, 1995. On November 14, 1995, the FDIC further reduced the BIF assessment rates by 4(cent) so that effective January 1, 1996, the BIF premiums ranged from zero to 27(cent) per $100 in insured deposits, but in any event not less than $2,000 per year. The Deposit Insurance Funds Act of 1996, signed into law on September 30, 1996, eliminated the minimum assessment, commencing with the fourth quarter of 1996.

         Under the risk-based assessment system, as of December 31, 1995, SAIF members paid within a range of 23(cent) to 31(cent) per $100 in insured deposits, depending upon the institution's risk classification. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "EGPRA"), the FDIC imposed a special assessment on SAIF members to capitalize SAIF at the "designated reserve ratio" of 1.25% as of October 1, 1996. Based on Stockdale's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the EGPRA, Stockdale paid a special assessment of $760,000 in October, 1996 to recapitalize the SAIF. This expense was recognized during the third quarter of 1996.

         Under the risk-based assessment system, a BIF member institution such as VIB is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in VIB's case, the FRB). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FRB to define well-capitalized, adequately capitalized and undercapitalized are the same as in the FRB's prompt corrective action regulations (discussed below). The BIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits. The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions. Accordingly, Stockdale's deposit insurance assessment rate is also derived from the following table:

                   ASSESSMENT RATES EFFECTIVE JANUARY 1, 1997

                                                        SUPERVISORY GROUP
                                          ---------------------------------------------
CAPITAL GROUP                             GROUP A            GROUP B            GROUP C
-------------                             -------            -------            -------
Well Capitalized...................          0                  3                 17
Adequately Capitalized.............          3                 10                 24
Undercapitalized...................         10                 24                 27

         Pursuant to the EGPRA, Stockdale pays its normal deposit insurance premiums as a member of the SAIF. In addition, Stockdale also pays an amount equal to 6.4(cent) per $100 deposits towards the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. In addition, after December 31, 1996, banks are required to share in the payment of interest on the FICO Bonds. Previously, the FICO debt was paid solely out of the SAIF assessment base. The assessments imposed on insured depository institutions with respect to any BIF-assessable deposit are assessed at a rate equal to 1/5 of the rate of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks will continue to share in the payment of the interest on the bonds until then.

         The following table shows the quarterly assessment rates for SAIF and BIF insured deposits, expressed in cents per $100 in insured deposits:

                                                   FICO ASSESSMENT RATES
                                                           SAIF                BIF
                                                   ---------------------       ---
First Quarter, 1997....................................... 6.48(cent)          1.296(cent)
Second Quarter, 1997...................................... 6.50                1.300
Third Quarter, 1997....................................... 6.30                1.260
Fourth Quarter, 1997...................................... 6.32                1.264
First Quarter, 1998....................................... 6.28                1.256
Second Quarter, 1998...................................... 6.22                1.244
Third Quarter, 1998....................................... 6.10                1.220
Fourth Quarter, 1998...................................... 5.82                1.164

         Under EGPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the FICO Bonds will be equal for members of the BIF and the SAIF. The EGPRA also provides for the merging of the BIF and the SAIF by January 1, 2000, provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the FICO Bonds would be equal.

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

         FDIC Receiverships. Pursuant to FIRREA, the FDIC may be appointed conservator or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

         o        insolvency of such institution;

         o substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

         o an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

         o any willful violation of a cease and desist order which has become final;

         o any concealment of books, papers, records or assets of the institution;

         o the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

         o the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

         o any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

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

         Enforcement Powers. Some of the most significant provisions of FIRREA were the expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities.
Some of those provisions included those which:

         o expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act;

         o expanded the scope of cease and desist orders and provided for the issuance of a temporary cease and desist orders;

         o provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;

         o prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;

         o required regulatory approval of new directors and senior executive officers in certain cases;

         o provided protection from retaliation against "whistleblowers" and establishes rewards for "whistleblowers" in certain enforcement actions resulting in the recovery of money;

         o required the regulators to publicize all final enforcement orders;

         o required each insured financial institution to provide its independent auditor with its most recent Report of Condition ("Call Report");

         o significantly increased the penalties for failure to file accurate and timely Call Reports; and

         o provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

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

         3.  RISK-BASED CAPITAL GUIDELINES

         The federal banking agencies have established risk-based capital guidelines. The risk- based capital guidelines include both a new definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk weighted assets (the denominator of the ratio).

         A bank's qualifying total capital consists of two types of capital components: "core capital elements" (comprising Tier 1 capital) and "supplementary capital elements" (comprising Tier 2 capital). The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

         o        common stockholders' equity;

         o qualifying noncumulative perpetual preferred stock (including related surplus); and

         o minority interest in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

         o        allowance for loan and lease losses (subject to limitations);

         o perpetual preferred stock and related surplus (subject to conditions);

         o hybrid capital instruments (as defined) and mandatory convertible debt securities; and

         o term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations).

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

         In December, 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by the policy statement is the sum of: (1) assets classified loss; (2) 50% of assets classified doubtful; (3) 15% of assets classified substandard; and (4) estimated credit losses on other assets over the upcoming twelve months.

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

         Prompt Corrective Action. FDICIA established five categories of bank capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under FDICIA, banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if a bank is still solvent.

         The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, a bank shall be deemed to be:

         o "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

         o "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

         o "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

         o "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

         o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         Information concerning the Company's capital adequacy at December 31, 1998 and on a pro forma basis, giving effect to the Hemet Branch Acquisition, the Merger and the proceeds of the Capital Securities is as follows:


                                                                                                                 AMOUNT TO
                                                                                                                  BE "WELL
                                                                                          MINIMUM                CAPITALIZED"
                                                                                          AMOUNT                    UNDER
                                                                                            FOR                    PROMPT
                                          ACTUAL                   PRO FORMA              CAPITAL    MINIMUM     CORRECTIVE
                                    -------------------       -------------------        ADEQUACY   REGULATORY     ACTION
                                    AMOUNT        RATIO       AMOUNT        RATIO        PURPOSES     RATIO      PROVISIONS  RATIO
                                    ------        -----       ------        -----        --------   ----------   ----------  -----
                                                                          (DOLLARS IN THOUSANDS)
Total Capital (To Risk-
   Weighted Assets).............    $44,195       9.65%       $68,043      11.79%        $36,630       8.0%        $45,788   10.0%
Tier 1 Capital (To Risk-
   Weighted Assets).............     41,257        9.01        77,496       13.43         18,315        4.0         27,473     6.0
Leverage Ratio (Tier 1 Capital
   To Average Assets)...........     41,257        8.10        77,496        8.64         20,374        4.0         25,468     5.0

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

         Operational Standards. FDICIA also granted the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (the "Riegal Community Development and Regulatory

Improvement Act of 1994" discussed below) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

         Regulatory Accounting Reports. Each bank with $500 million or more in assets is required to submit an annual report to the FDIC, as well as any other federal banking agency with authority over the bank, and any appropriate state banking agency. This report must contain a statement regarding management's responsibilities for: (1) preparing financial statements; (2) establishing and maintaining adequate internal controls; and (3) complying with applicable laws and regulations. In addition to having an audited financial statement by an independent accounting firm on an annual basis, the accounting firm must determine and report as to whether the financial statements are presented fairly and in accordance with generally accepted accounting principles and comply with other requirements of the applicable federal banking authority. In addition, the accountants must attest to and report to the regulators separately on management's compliance with internal controls.

         Truth in Savings. FDICIA further established a new truth in savings scheme, providing for clear and uniform disclosure of terms and conditions on which interest is paid and fees are assessed on deposits. The Federal Reserve's Regulation DD, implementing the Truth in Savings Act, became effective June 21, 1993.

         Brokered Deposits. Effective June 16, 1992, FDICIA placed restrictions on the ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (1) it is "well capitalized"; or (2) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

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

         Qualified Thrift Lender ("QTL")Test. Savings associations, like Stockdale, must meet a QTL test, by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners' Loan Act. If Stockdale maintains an appropriate level of certain specified investments

(primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets. An association must be in compliance with the QTL test or the Internal Revenue Code definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 1998, Stockdale was in compliance with its QTL requirements.

         Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

         Federal Home Loan Bank System. The Banking Subsidiaries are members of the FHLB system. Among other benefits, each FHLB serves as a reserve or center bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available to its members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

         5.  RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT OF 1994

         The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act"), which has been issued as the most important piece of banking legislation since the enactment of FDICIA, was signed into law on September 23, 1994. In addition to providing funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups, the 1994 Act mandated changes to a wide range of banking regulations. These changes included:

         o        modifications to the publication requirements for Call
                  Reports,

         o less frequent regulatory examination schedules for small institutions, small business and commercial real estate loan securitization,

         o amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act,

         o clarification of the coverage of the Real Estate Settlement Procedures Act for business,

         o        commercial and agricultural real estate secured transactions,

         o        amendments to the national flood insurance program, and

         o amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

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

         7.  CONSUMER PROTECTION LAWS AND REGULATIONS

         The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and regulations including, but not limited to, the Community Reinvestment Act (the "CRA"), the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

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

         8.  RECENT CALIFORNIA DEVELOPMENTS

         In August, 1997, Governor Wilson of California signed Assembly Bill 1432 ("AB1432"), which provides for certain changes in the banking laws of California. Effective January 1, 1998, AB1432 eliminated the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment in capital. AB1432 permits the Commissioner to close a bank, if the Commissioner finds that the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets or $1 million.

         In addition, California law, in general, provides the Commissioner with certain additional enforcement powers. For example, if it appears to the Commissioner that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the Commissioner can order the bank to comply with the law or to cease the unsafe or injurious practices. The Commissioner also has the power to suspend or remove the bank officers, directors and employees who: (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank; or (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.

         9.  CONCLUSION

         As a result of the recent federal and California legislation, there has been a competitive impact on financial institutions. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, and other financial institutions, banks have experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased costs. Further, the federal banking agencies have increased enforcement authority over financial institutions and their directors and officers.

         Future legislation is also likely to impact the Company's and the Banking Subsidiaries' businesses. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Various proposals to restructure the federal bank regulatory agencies are currently pending in Congress, some of which include proposals to expand the ability of banks to engage in previously prohibited businesses. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted. Management of the Company and the Banking Subsidiaries cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

         The foregoing summary of the relevant laws, rules and regulations governing banks and bank holding companies do not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

         IMPACT OF MONETARY POLICIES

         Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Banking Subsidiaries on their deposits and their other borrowings and the interest rate earned by the Banking Subsidiaries on loans, securities and other interest-earning assets will comprise the major source of the Company's earnings. These rates are highly sensitive to many factors which are beyond the Company's and the Banking Subsidiaries' control and, accordingly, the earnings and growth of the Banking Subsidiaries are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company or the Banking Subsidiaries cannot be predicted; however, depending on the degree to which the Banking Subsidiaries' interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have the temporary effect of increasing their net interest margin, while decreases in interest rates would have the opposite effect.

         SELECTED STATISTICAL DISCLOSURES

         The following table presents certain ratios for the periods indicated:

                                                                          For the Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                      1998             1997           1996          1995           1994
                                                     ------           ------         ------        ------         ------
Net Income to Average(1)
  Shareholders' Equity............................   11.41%           12.83%         10.24%        11.13%         12.07%
Net Income to Average Assets......................    1.02             0.97           0.95          1.04           1.09
Average Net Loans to Average Deposits.............   79.26            75.49          86.24         80.05          89.98

---------

(1) Averages used herein, unless indicated otherwise, are based on daily averages.

         Additional statistical disclosures relating to the Company's business and operations are included in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2 - DESCRIPTION OF PROPERTY

         VIB leased property located adjacent to its main office, at 1498 Main Street, El Centro, California 92243, on which VIB constructed a new facility to house its corporate and loan functions and to consolidate its loan center. The Company maintains its offices at this facility. The lease has a twenty-year term and two five-year renewal options. Construction cost $591,276 and was completed in June, 1997. The term of the lease commenced upon completion of the construction. The rent for each year of the term is $318,972, plus cost-of-living adjustments of not less than 3.5% and not more than 5.5% each year after the initial year.

         VIB owns its main office and its branches in Brawley, Calexico, Coachella, La Quinta and Thousand Palms. VIB leases its remaining branches as well as an operations center at 2415 La Brucherie Road, Imperial, and its loan production offices in El Centro, Carlsbad, Orange and Rancho Mirage, California, Yuma, Arizona, and Las Vegas, Nevada.

         VIB's Holtville lease expired in 1998 and was renewed through November 30, 2003. The remaining leases expire in 2000 or beyond and/or have extension options. The Indio loan production office was vacated in 1998 and moved to Rancho Mirage.

         VIB purchased a parcel of vacant land at 81-710 Highway 111, Indio, with the original intention of constructing a permanent Indio branch office. The purchase price was $310,000. The purchase preceded the acquisition of Bank of the Desert, N.A., and VIB has not yet determined whether to keep the property for a permanent site after expiration of the existing Indio branch lease at 81-790 Highway 111, which has been extended to February, 2000, or whether to sell the property and exercise an additional 28-month extension option. VIB has also purchased a parcel of vacant land adjacent to its La Quinta office, at a cost of $23,100, to be used as additional parking for that branch.

         During 1998 VIB's aggregate lease expense for these properties was $816,468. VIB's aggregate lease expense in 1997 was $467,437.

         As a result of the Hemet Branch Acquisition, in January, 1999, VIB assumed a lease at 2091 West Florida Avenue, Suite 100, Hemet, California 92545.

         Stockdale owns its branch location at 2700 Mount Vernon Avenue, Bakersfield, California 93306 and leases its main office at 5151 Stockdale Highway, Bakersfield, California 93309, its branch at 3990 Gosford Road, Bakersfield, California 93309, and its loan production office at 7433 North First Street, Suite 103, Fresno, California 93720.

         VIB's and Stockdale's premises are deemed to be adequate for their present and anticipated needs and no material capital expenditures are contemplated. In Management's opinion, VIB and Stockdale have sufficient insurance to cover their interests in their premises.

ITEM 3 - LEGAL PROCEEDINGS

         To the best of the Company's knowledge, there are no pending legal proceedings to which the Company or the Banking Subsidiaries are a party and which may have a materially adverse effect upon the Company's or the Banking Subsidiaries' property or business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fourth quarter of 1998.

         On January 12, 1999, at a Special Meeting noticed on December 11, 1998, the Company's shareholders approved the Merger Agreement with Stockdale. A total of 4,868,557 shares entitled to vote were present either in person or by proxy, and constituted the necessary quorum. There were 4,582,101 votes, or 58.0% of the outstanding shares, cast in favor of the Merger; 239,736 votes, or 3.0%, cast against; and 46,720, or .6%, abstentions. There were no broker non-votes.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item regarding the market for the Company's Common Stock, the number of holders, and the payment of dividends is incorporated by reference from Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1998.

         During 1996, 1997 and 1998 the Company's predecessor, VIB, issued 995,064 shares of its Common Stock without registration under the Securities Act of 1933 upon exercise of stock options pursuant to VIB's 1989 Stock Option Plan, pursuant to VIB's 1997 Unit Offering, and pursuant to the exercise of Warrants issued in VIB's 1997 Unit Offering. The aggregate proceeds were $10,376,716. The issuances of VIB's Common Stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(2) thereof.

ITEM 6 - SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference from Page 6 of the Company's Annual Report to Shareholders for the year ended December 31, 1998.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion, which incorporates an analysis of financial condition and results of operations, is designed to provide a more comprehensive understanding of the significant changes and trends related to the Company's financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto and the "Selected Financial Data" included elsewhere herein as ITEM 8 and the "Selected Financial Data" incorporated by reference in
ITEM 6 herein.

         The following table sets forth, for the periods indicated, the increase or decrease of certain items in the Statements of Income as compared to the prior comparable period:


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                 1998 VERSUS 1997                  1997 VERSUS 1996
                                         ------------------------------     ------------------------------
                                         AMOUNT OF                           AMOUNT OF
                                          INCREASE           PERCENT OF      INCREASE           PERCENT OF
                                         (DECREASE)           INCREASE      (DECREASE)           INCREASE
                                          (000'S)            (DECREASE)       (000'S)           (DECREASE)
                                         ----------          ----------     ----------          ----------
Total Interest Income ..........          $ 7,870              24.28%        $ 8,191              33.76%
Total Interest Expense .........            1,827              17.53           3,293              46.20
                                          -------                             ------
Net Interest Income ............            6,043              27.47           4,898              28.59
Provision for Credit Losses ....               70               3.78           1,215             191.34
                                          -------                             ------
Net Interest Income After
     Provision for Credit Losses            5,973              29.65           3,683              22.32
Non-Interest Income ............             (481)             (8.31)          2,684              87.28
Non-Interest Expense ...........            3,659              18.12           4,447              28.24
                                          -------                             ------
Income Before Taxes ............            1,833              31.91           1,920              50.21
Income Taxes ...................              766              39.42             694              55.56
                                          -------                             ------
Net Income .....................          $ 1,067              28.07         $ 1,226              47.61
                                          =======                             ======

GENERAL

         VIB Corp's financial performance for the year concluded December 31, 1998 was highlighted with record earnings growth, Valley Independent Bank's acquisition of a branch in Palm Springs, California, the finalization of the bank holding company reorganization, Valley Independent Bank's agreement to purchase a branch in Hemet, California and the Company's agreement to merge with Bank of Stockdale, F.S.B.

         VIB Corp was incorporated in California on November 7, 1997, at the direction of the Board of Directors of VIB for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of VIB's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of VIB's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase VIB's Common Stock, issued in connection with VIB's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock.

         Effective March 27, 1998 VIB acquired certain of the assets and certain of the deposit liabilities of the Palm Springs, California branch office of Palm Desert National Bank. As a result of the acquisition VIB assumed approximately $16,122,000 in deposit liabilities, purchased $8,308,000 in loans outstanding, purchased the fixed assets of the branch and assumed the lease for the branch location. Valley Independent Bank paid a premium for the deposits assumed in the amount of $1,225,000.

         Valley Independent Bank also opened new loan production offices during the second quarter in Carlsbad, San Diego County and Orange, Orange County, California and Las Vegas, Nevada as well as relocated the Indio, California, Loan Production Office to Rancho Mirage, Riverside County, California

         On September 15, 1998, VIB Corp and Bank of Stockdale, F.S.B., Bakersfield, California, entered into an Agreement and Plan of Reorganization pursuant to which, on

January 28, 1999, Bank of Stockdale ("Stockdale") became a wholly-owned subsidiary of VIB Corp and continues to operate under its federal stock savings bank charter. As a result of the merger, the Company acquired total assets of $144.4 million, comprising $9.1 million in cash and due from banks, $23.5 million in securities and investments, $102.4 million in net loans and $9.4 million in other assets. Total liabilities assumed amounted to $134.6 million, of which $128.9 million comprised deposits. The remainder represented other borrowed funds and other liabilities.

         The Stockdale merger was accounted for as a pooling of interest. The Company issued 2,355,430 shares of its Common Stock in exchange for all 1,212,265 shares of Stockdale's issued and outstanding common stock (at an exchange ration of 1.943 to 1). Additionally, Mr. Ed Hickman, Stockdale's President and Chief Executive Officer and one of its Directors, was added to the Company's Board of Directors.

         On September 22, 1998 VIB entered into a branch acquisition agreement with Fremont Investment & Loan to acquire certain of the assets and to assume certain of the liabilities of Fremont's Hemet branch office, including substantially all the deposits of the branch. On January 22, 1999, the acquisition was consummated. VIB assumed approximately $112 million in deposits and the lease on the branch premises, and acquired approximately $27,000 in loans as well as cash on hand and fixtures and equipment associated with the branch. The consideration paid amounted to approximately $1.12 million.

         In connection with the branch acquisition by Valley Independent Bank it was anticipated that VIB would require additional capitalization. On February 5, 1999, the Company raised approximately $22.4 million in net proceeds from an offering of up to 23,000 Capital Securities in a private placement. The proceeds will be used to increase Valley Independent Bank's capital by at least $8.5 million with the balance to be used for general corporate purposes. On December 19, 1998, the Company formed a wholly-owned business trust subsidiary, Valley Capital Trust (the "Trust"), pursuant to the laws of the state of Delaware. The Company formed the Trust for the specific purpose of: (1) investing in the Company's 9.00 percent Junior Subordinate Debentures (the "Debentures"), due February 5, 2029; (2) selling 9.00 percent Cumulative Capital Securities (the "Capital Securities"), representing a 97 percent beneficial interest in the Debentures owned by the Trust; and (3) issuing beneficial interests in the Debentures owned by the Trust.

         On January 29, 1999, the Company entered in a Purchase Terms Agreement (the "Agreement") with First Tennessee Capital Markets, a subsidiary of First Tennessee Bank, N.A. (the "Placement Agent"). Pursuant to the Agreement, the Placement Agent solicited subscriptions for the purchase of up to $23 million of the Capital Securities from accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act.

         On February 5, 1999, the Company issued $23.093 million in Debentures to the Trust. Concurrently, the Trust issued $22.4 million of the Capital Securities to the accredited investors and $693,000 of Common Securities to the Company. The Debentures were purchased by the Trust concurrently with the Trust's issuance of the Capital Securities and Common Securities. The proceeds to the Company, net of the Placement Agent's fees and other offering expenses, was approximately $22.4 million, of which approximately $17.4 million will be treated as Tier 1 capital for regulatory purposes.

         The interest on the Capital Securities will be deductible. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The Capital Securities will mature on February 5, 2029, but can be called after February 5, 2009.

         The Board of Directors approved a five-for-four split of the Company's no par value Common Stock. The stock split was effective May 29, 1998, for shareholders of record on that date, and was issued on June 12, 1998. In addition, the Board of Directors approved a 3% stock dividend for shareholders of record on November 20, 1998. The dividend was paid on December 11, 1998. Consequently, all per share information has been restated to reflect the stock split and stock dividend.

         For the year ended December 31, 1998 the Company registered net income of $4.9 million, an increase of $1.1 million or 28.1%, when compared to $3.8 million for the prior year. On a per diluted share basis, earnings were $.58 for the year, compared with $.49 reported in 1997. Increases in net interest income partially offset by increases in the provision for credit losses, income taxes and in non interest expense were the primary elements effecting the increased financial performance in 1998. Net Income of $3.8 million in 1997 represented an increase of $1.2 million, or 47.6%, from the $2.6 million net income earned in 1996. The Company's return on average assets ratio was 1.02% in 1998 compared to
 .97% and .95% in 1997 and 1996 respectively. The return on average equity ratio in 1998 was 11.41% compared to 12.83% and 10.24% respectively, in the two previous years.

         Total assets at December 31, 1998 were $546.8 million, an increase of $102.6 million, or 23.1% compared to December 31, 1997. Total deposits increased $71.6 million, or 17.9%, to $470.8 million at December 31, 1998. Total loans increased $80.9 million, or 25.8%, to $394.6 million at December 31, 1998. During 1997 total assets increased $110.6 million, or 33.2%, from $333.6 million at year-end 1996. Total deposits increased $94.6 million, or 31.1%, from year-end 1996 to $399.2 million at December 31, 1997. Total loans increased $68.3 million, or 27.8%, from December 31, 1996.

         At December 31, 1998, the Company's Tier 1 and total capital to risk weighted assets ratios decreased to 9.01% and 9.65%, respectively, when compared to 9.83% and 10.47%, respectively, at December 31, 1997. At December 31, 1996 the Tier I capital ratio was 8.76% and the total capital ratio was 9.69%. These ratios exceed regulatory requirements.

YEAR 2000 READINESS COMPLIANCE

         Many computer systems will not properly recognize date sensitive information when the date changes to the year 2000 ("Y2K"). Computer systems that do not properly recognize Y2K could generate erroneous data or cause the system to fail. Those computer systems will have to be modified or replaced prior to Y2K in order to remain functional.

         During 1996 VIB began the process of identifying and addressing issues surrounding Y2K and their impact on VIB's operations. That process continued through 1997 during which VIB conducted a comprehensive review of its computer systems to identify applications that would be affected by Y2K issue and VIB developed an implementation plan to bring VIB's systems into compliance prior to Y2K. VIB's compliance program includes review of bank-wide computer processing systems as well as review of third party vendors' interface systems and review of large corporate borrowers' systems. During 1997 VIB completed the assessment phase of its program and during 1998 VIB began the implementation and validation of hardware and software upgrades, system replacements, vendor certifications and other associated changes. VIB anticipates that final implementation and validation will occur in early 1999, with final certification of all internal systems by no later than June 30, 1999. Simultaneously, VIB has been evaluating the impact of Y2K compliance on large corporate customers as well as the third party vendors. As of December 1998, VIB has completed its assessment of Y2K risk in this regard and has established a reserve of $400,000 and liquidity policies to mitigate this risk. The ongoing assessment on this risk is monitored on a monthly basis with appropriate adjustments to reserves, as required. While management considers the $400,000 in reserves adequate as of December 31, 1998, such amount is subject to change based on an ongoing review. Consequently, the amount provided at December 31, 1998, should not be interpreted as indicative of future adequacy.

         VIB has established detailed contingency plans for all mission critical and secondary operating systems. Trigger dates have been established for activating any required contingency plan. VIB has also established a Business Resumption Plan specific to Y2K, which is coordinated with VIB's Disaster Recovery Plan. An additional measure taken by VIB has been to establish a currency contingency plan, which addresses the potential failure of the commercial payment systems (electronic funds transfer, automated teller machines, point of sale equipment). This plan also addresses the increasing speculation regarding short and long-term unavailability of certain consumer goods which may prompt people to accumulate or hoard cash in quantities sufficient to meet their perceived needs for a month or more. This plan addresses potential customer fears by establishing procedures to provide for any extreme demand for cash.

         VIB is currently on schedule to implement the systems and programming changes necessary to address the Y2K issue and does not believe that the costs of such actions will have a material effect on VIB's results of operations or financial condition. VIB has expended $125,000 through December 31, 1998 and expects to spend an additional $275,000 in 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementations of such changes, and VIB's inability to implement such changes could have an adverse effect on the Company's future results of operations. Similarly, there can be no assurance that third party vendors' systems will be Y2K compliant and, consequently, VIB could incur incremental costs to convert to other vendors.

         Bank of Stockdale engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. As such, a primary focus of Stockdale's Y2K compliance program is to monitor the progress of its software providers toward Y2K compliance and to prepare and test future-date sensitive data of Stockdale in simulated processing.

         Stockdale's Y2K compliance program has been divided into the following phases: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Y2K compliance of those determined to be material to Stockdale; (3) upgrading or replacing material items that are determined not to be Y2K compliant and testing material items; (4) assessing the status of third party risks; and ( 5) designing and implementing contingency and business continuation plans.

         As part of the ongoing supervision of the banking industry, bank regulatory agencies are continuously surveying Stockdale's progression and results in each of the phases.

         In the first phase of Stockdale's Y2K compliance program, Stockdale conducted a thorough inventory of current information technology systems, software, and embedded technologies that could be affected by Y2K issues. Non-information technology systems such as climate control systems, telephone systems, vault and building security equipment were also surveyed. This stage of the Y2K compliance program is complete.

         In phase two of Stockdale's Y2K compliance program, results from the inventory were assessed and evaluated to determine the Y2K impact and necessary actions required to obtain Y2K compliance. Stockdale divided the results of the inventory into two principal categories those information technology systems that are considered by Stockdale to be "mission critical," and those that are not. Stockdale defines a "mission critical system" as a system that is vital to the successful continuance of Stockdale's core business and/or maintaining customer account integrity. Stockdale has identified 16 mission critical systems that could be affected by Y2K issues. To obtain Y2K compliance for these mission critical systems, Stockdale has opted to upgrade or replace all such systems that are determined not to be Y2K compliant.

         Phase three of Stockdale's Y2K compliance program includes the upgrading, replacement and/or retirement of systems and testing. Stockdale will first address mission critical systems and then non-mission critical systems. This phase of Y2K compliance program is ongoing and is scheduled to be completed during the first six months of 1999. For Stockdale's internal systems, necessary actions primarily consist of upgrading computer hardware and equipment. Such hardware upgrades are scheduled to be completed by March 31, 1999. Stockdale estimates that 90% of its third party software upgrades have been completed. Testing of updated or new systems is ongoing and scheduled to be completed by June 30, 1999. "Future-date" testing of upgrades and/or replacements is being conducted along with test to ensure integration with Stockdale's overall data processing environment. As of December 31, 1998, Stockdale estimates that testing of mission critical systems was 55% completed.

         The fourth phase of Stockdale's Y2K compliance program, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers, borrowers, and customers at the direct interface level as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunications companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Y2K issues. Detailed evaluations of the most critical third parties have been initiated. Evaluation of critical Stockdale customers and borrowers was completed in November, 1998. In this regard a reserve of $80,000 will be established in 1999. Evaluations of other critical third parties are scheduled for completion by June 30, 1999. No problems have been identified to date. These evaluations will be followed with contingency plans which are ongoing and scheduled to be completed in the second quarter 1999, with follow up reviews scheduled through the remainder of 1999.

         The final phase of Stockdale's Y2K compliance program relates to contingency plans. Stockdale maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded to address Y2K-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. Such enhancements to existing plans will likely include remediation of systems, reinstallation of software, installation of third-party vendor software or some combination of alternatives.

         As Stockdale relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary costs of the Y2K compliance program have been and will continue to be the reallocation of internal resources for testing and for the purchase of computer hardware and, therefore, do not represent material incremental expense to Stockdale. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware is approximately $157,000, of which approximately $105,000 had been expended through December 31, 1998. Stockdale's total costs associated with required modifications to be Y2K compliant is not expected to be material to its results of operations, liquidity or capital resources.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

         The following tables present the average amounts outstanding for the major categories of the Company's assets, liabilities and equity accounts, the amount and average rate of interest income earned or interest expense paid for each category of interest-earning asset and interest-bearing liability, and net interest margin for the periods indicated. Tax-exempt interest income from investment securities has not been adjusted to a tax-equivalent basis.


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              1998                                 1997
                                              -----------------------------------    ----------------------------------
                                               AVERAGE       AMOUNT OF                AVERAGE     AMOUNT OF
                                               BALANCE        INTEREST    AVERAGE     BALANCE      INTEREST     AVERAGE
                                               (000'S)        (000'S)      RATE       (000'S)      (000'S)       RATE
                                              --------       ---------    -------    --------     ---------     -------

ASSETS
INTEREST-EARNING ASSETS

     Interest Bearing Deposits                $    669        $    40       5.98%    $  1,288       $    53        4.11%
     Investment Securities                      80,587          4,730       5.87       67,923         4,431        6.52
     Federal Funds Sold                          5,539            303       5.47        6,491           343        5.28
     Net Loans(1)                              336,979         35,216      10.45      270,079        27,592       10.22
                                              --------        -------                --------       -------
TOTAL INTEREST-EARNING ASSETS                  423,774         40,289       9.51      345,781        32,419        9.38
NON INTEREST-EARNING ASSETS
     Cash and Due from Banks                    29,919                                 25,171
     Allowance for Credit Losses               (2,744)                                (2,751)
     Premises and Equipment                     11,491                                  9,127
     Other Assets                               16,292                                 15,148
                                              --------                               --------
TOTAL NON INTEREST-EARNING ASSETS               54,958                                 46,695
                                              --------                               --------
TOTAL ASSETS                                  $478,732                               $392,476
                                              ========                               ========

LIABILITIES AND EQUITY
INTEREST-BEARING LIABILITIES
   Money Market and Now Accounts              $111,344        $ 2,981      2.68%    $  84,445       $ 2,117       2.51%
   Time and Savings Deposits                   115,076          4,487       3.90      112,510         4,803        4.27
   Time Deposits Over $100,000                  78,698          4,183       5.32       62,383         3,293        5.28
                                              --------        -------                --------       -------
   Total Interest-Bearing Deposits             305,118         11,651       3.82      259,338        10,213        3.94
   Borrowed Funds                                7,548            597       7.91        2,383           208        8.73
                                              --------        -------                --------       -------
TOTAL INTEREST-BEARING LIABILITIES             312,666         12,248       3.92      261,721        10,421        3.98
NON INTEREST-BEARING LIABILITIES
       Demand Deposits                         120,032                                 98,452
       Other Liabilities                         3,367                                  2,673
                                              --------                               --------
TOTAL NON INTEREST-BEARING                     123,399                                101,125
    LIABILITIES
SHAREHOLDERS' EQUITY                            42,667                                 29,630
                                              --------                               --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $478,732                               $392,476
                                              ========                               ========
NET INTEREST INCOME                                           $28,041      5.59%                    $21,998       5.40%
NET INTEREST INCOME AS A PERCENT
    OF INTEREST-EARNING ASSETS                                             6.62%                                  6.36%


---------

(1) Yields and amounts include loan fees and late charges of $2,688,119, $1,469,067, and $1,430,979, for the years ended December 31,1998, 1997 and 1996, respectively.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                       1996
                                                ---------------------------------------------------
                                                 AVERAGE            AMOUNT OF
                                                 BALANCE             INTEREST               AVERAGE
                                                 (000'S)              (000'S)                 RATE
                                                --------            ---------               -------
 ASSETS

INTEREST-EARNING ASSETS
   Interest Bearing Deposits                     $    301              $    15               4.98%
   Investment Securities                           28,979                1,980                6.83
   Federal Funds Sold                               5,513                  287                5.21
   Net Loans(1)                                   208,178               21,946               10.54
                                                 --------              -------

TOTAL INTEREST-EARNING ASSETS                     242,971               24,228                9.97

NON INTEREST-EARNING ASSETS
    Cash and Due from Banks                        16,633
    Allowance for Credit Losses                    (2,351)
    Premises and Equipment                          5,296
    Other Assets                                    8,556
                                                 --------
TOTAL NON INTEREST-EARNING ASSETS                  28,134
                                                 --------
TOTAL ASSETS                                    $ 271,105
                                                 ========



LIABILITIES AND EQUITY
INTEREST-BEARING LIABILITIES
    Money Market and Now Accounts               $  59,292            $   1,538                2.59%
    Time and Savings Deposits                      75,309                3,151                4.18
    Time Deposits Over $100,000                    42,229                2,296                5.44
                                                 --------              -------

    Total Interest-Bearing Deposits               176,830                6,985                3.95
    Borrowed Funds                                  2,532                  143                5.65
                                                 --------              -------

TOTAL INTEREST-BEARING LIABILITIES                179,362                7,128                3.97

NON INTEREST-BEARING LIABILITIES
    Demand Deposits                                64,575
    Other Liabilities                               2,024
                                                 --------
TOTAL NON INTEREST-BEARING LIABILITIES             66,599
SHAREHOLDERS' EQUITY                               25,144
                                                 --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                             $271,105
                                                 ========

NET INTEREST INCOME                                                  $  17,100                6.00%

NET INTEREST INCOME AS A PERCENT
    OF INTEREST-EARNING ASSETS                                                                7.04%

---------
(1) Yields and amounts include loan fees and late charges of $2,688,119, $1,469,067, and $1,430,979, for the years ended December 31,1998, 1997 and 1996, respectively.


NET INTEREST INCOME AND NET INTEREST MARGIN

         Average interest-earning assets totaled $423.8 million in 1998, an increase of $78 million, or 22.6%, compared to 1997. Average investment securities increased $12.7 million, or 18.6%, primarily related to the liquidity obtained in the branch acquisition from Palm Desert National Bank. In addition, VIB experienced significant average loan growth of $66.9 million, or 24.8%. In 1997 average interest-earning assets increased $102.8 million, or 42.3%, from a 1996 average of $243 million.

         Average interest-bearing liabilities grew $50.9 million, or 19.5%, from $261.7 million for 1997 to $312.7 million for 1998. During 1998 all interest-bearing liability categories increased, including borrowed funds, which increased $5.2 million or 216.7%. In 1997, average interest-bearing liabilities increased $82.4 million, or 45.9%, from $179.4 million for 1996.

         Interest income in 1998 was $40.3 million, an increase of $7.9 million, or 24.3%, compared to 1997. The increase in interest income was the result of volume increases in investment securities and loans along with a slightly higher overall interest rate environment. The yield on interest-earning assets increased 13 basis points to 9.51% in 1998 from 9.38% in 1997. The yield on the loan portfolio, the largest portion of the Bank's interest-earning assets, increased 23 basis points, from 10.22% in 1997 to 10.45% in 1998.

         Interest expense increased $1.8 million, or 17.5%, to $12.2 million during 1998. The increase in interest expense was the result of volume increases in all interest-bearing categories, including borrowed funds, slightly offset by net decreases in interest rates. The cost of interest-bearing liabilities decreased 6 basis points from 3.98% in 1997 to 3.92% in 1998.

         Net interest income was $28.0 million for 1998, which represented an increase from the prior year of $6.0 million, or 27.5%. The net interest spread percentage, which represents the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased to 5.40% for the year-ending December 31, 1998, compared to 5.39% in 1997. Net interest income as a percentage of average interest-earning assets, or the net interest margin, increased to 6.62% in 1998 compared to 6.36% in 1997. The increased yields in both net interest spread and net interest margin resulted primarily from the larger proportionate growth in the higher yielding interest-earning categories than the growth in the lower yielding interest-earning categories, partially aided by a lower overall interest rate environment for interest-bearing liabilities.

         Net interest income, which amounted to $22.0 million in 1997, represented an increase of $4.9 million, or 28.7%, compared to 1996. Interest income was $32.4 million, an increase of $8.2 million, or 33.9%, compared to 1996. The increase in interest income was the result of volume increases in all interest earning categories offset by a slightly lower overall interest rate environment. The yield on interest-earning assets decreased 59 basis points to 9.38% in 1997 from 9.97% in 1996. Interest expense increased $3.3 million, or 46.2% to $10.4 million during 1997. The increase in interest expense was the result of volume increases in all interest-bearing categories, with the exception of borrowed funds, slightly offset by decreases in interest rates with the exception of interest rates paid on borrowed funds. The cost of total interest bearing liabilities increased 1 basis points from 3.97% in 1996 to 3.98% in 1997. Despite a greater proportionate growth in the higher yielding interest-earning asset categories, a lower cost mix of interest-bearing liabilities as well as the repricing effect of interest-earning assets and interest-bearing liabilities in a lower rate environment were the principal causes for the increased yields in both net interest spread percentage and net interest margin.

         The following table sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of changes attributable to changes in average balances (volume) or changes in average interest rates. The variances attributable to both balance and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each category. Tax-exempt interest income from investment securities has not been adjusted to a tax-equivalent basis since the effect of such an adjustment would not be material.

                                            YEAR ENDED DECEMBER 31,1998                    YEAR ENDED DECEMBER 31,1997
                                                        OVER                                          OVER
                                             YEAR ENDED DECEMBER 31,1997                   YEAR ENDED DECEMBER 31,1996
                                               INCREASE/DECREASE DUE                          INCREASE/DECREASE DUE
                                                TO CHANGE IN (000'S)                           TO CHANGE IN (000'S)
                                      ---------------------------------------         ---------------------------------------
                                                                        NET                                             NET
                                       VOLUME           RATE           CHANGE          VOLUME           RATE           CHANGE
                                      -------         -------         -------         -------         -------         -------

Interest-Earning Assets
   Interest Bearing Deposits          $   (25)        $    12         $   (13)        $    49         $   (11)        $    38
   Investment Securities                  826            (527)            299           2,661            (210)          2,451
   Federal Funds Sold                     (50)             10             (40)             51               5              56
   Net Loans(1)(2)                      6,835             789           7,624           6,568            (922)          5,646
                                      -------         -------         -------         -------         -------         -------

   Total Interest Income              $ 7,585         $   285         $ 7,870         $ 9,329         $(1,138)        $ 8,191
                                      =======         =======         =======         =======         =======         =======

Interest-Bearing Liabilities
   Money Market and NOW               $   674         $   190         $   864         $   652         $   (73)        $   579
   Time and Savings                       110            (426)           (316)          1,557              95           1,652
   Time Deposits Over $100,000            861              29             890           1,096             (99)            997
   Borrowed Funds                         451             (62)            389              (8)             73              65
                                      -------         -------         -------         -------         -------         -------

   Total Interest Expense               2,096            (269)          1,827           3,297              (4)          3,293
                                      -------         -------         -------         -------         -------         -------

   Interest Differential or
      Net Interest Income             $ 5,489         $   554         $ 6,043         $ 6,032         $(1,134)        $ 4,898
                                      =======         =======         =======         =======         =======         =======

---------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and as such have been included in net loans.
(2)      Loan fees and late charges of $2,688,119, $1,469,067 and $1,430,979 for the years ended December 31,1998, 1997 and 1996, respectively, have been included in the interest income computation.


LOANS

         Total loans averaged $337.0 million in 1998, an increase of $66.9 million, or 24.8% compared to 1997. The average loan growth is reflective of the full year effect of the 1997 opening of the Yuma Loan Production Office as well as an overall strong lending economic environment. At December 31, 1998, total loans were $394.6 million, representing an increase of $80.9 million or 25.8%, over December 31, 1997. The yield on the total portfolio increased 23 basis points to 10.45% in 1998, from 10.22% in 1997. This increase in yield was the result of a loan mix with a larger proportionate growth in higher yielding loans offset by the repricing of variable-rate loans in an overall lower interest rate environment.

         In 1997 total loans averaged $270.1 million, which represented an increase of $61.9 million, or 29.7%, compared to 1996. At December 31, 1997, total loans were $313.7 million, which represented an increase of $68.3 million, or 27.8%, over December 31, 1996. The yield on the total portfolio decreased 32 basis points to 10.22% in 1997 from 10.54% in 1996. This decrease was the result of the repricing of variable rate loans in an overall lower interest rate environment.

         The loan portfolio represents the diversification of the markets served. At December 31, 1998, there were no significant concentration of loans within any particular industry. However, the local economies of VIB's service area are agriculturally related and are impacted by fluctuations in farming commodity pricing.

         The following table sets forth the amount of the Company's total outstanding loans, net of participations sold, in each category. The retained portion of SBA loans, as well as the guaranteed portion of such loans held for sale, are included primarily within the commercial and real estate construction loan totals.

                                                                       DECEMBER 31,
                                             1998                          1997                         1996
                                   ------------------------      ------------------------      ------------------------
                                     AMOUNT         PERCENT        AMOUNT         PERCENT       AMOUNT          PERCENT
                                    (000'S)        OF TOTAL       (000'S)        OF TOTAL       (000'S)        OF TOTAL
                                   --------        --------      --------        --------      --------        --------
Commercial and Agricultural        $284,611            71.5%     $205,096            65.0%     $151,827            61.5%
Real Estate- Construction            50,077            12.6        35,926            11.4        26,419            10.7
Real Estate - Mortgage               36,064             9.1        47,648            15.1        46,922            19.0
Installment                          27,263             6.8        26,742             8.5        21,711             8.8
                                   --------        --------      --------        --------      --------        --------
Total Loans                        $398,015           100.0%     $315,412           100.0%     $246,879           100.0%
                                   ========        ========      ========        ========      ========        ========

NON-PERFORMING ASSETS

         Non-performing assets consist of non-accrual loans, certain past due loans not on non-accrual, and properties taken in foreclosure. Non-accrual loans include loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Interest collections on non-accrual loans are generally credited to interest income when received. However, if ultimate collectibility of principal is in doubt, interest collections are applied as principal reductions.

         Interest accruals cease on commercial, mortgage and consumer loans, excluding home equity loans, when they are 90 days past due. At that time, previously accrued and uncollected interest is reversed against income. These loans are charged off when they are 120 days past due. For home equity loans, accruals cease at 180 days and uncollected interest is reversed against interest income. Thereafter, these loans are continually reviewed and charged off when deemed uncollectible.

         The following table provides information with respect to components of the Company's non-performing loans. The Company had $3.9 million and $5.5 million in restructured loans outstanding as of December 31, 1998 and 1997, respectively. There were $7.8 million in restructured loans outstanding at December 31, 1996.


                                                                            DECEMBER 31,
                                                    1998          1997          1996          1995          1994
                                                  (000'S)       (000's)       (000's)       (000's)       (000'S)
                                                  ------        ------        ------        ------        ------
Non-Accrual Loans                                 $3,918        $4,317        $5,020        $4,327        $1,837
Loans Past Due 90 Days or More
     But Not on Non-Accrual Basis                     81           373           137           846           515
                                                  ------        ------        ------        ------        ------

Total                                             $3,999        $4,690        $5,157        $5,173        $2,352
                                                  ======        ======        ======        ======        ======

         The following table sets forth the gross interest income that would have been recorded for the period indicated if the non-accrual loans had been current in accordance with their terms and the amount of interest income recognized on these loans.


                                                          YEAR ENDED DECEMBER 31, 1998
                                                          ----------------------------

Interest Income - Original Terms                                     $424,184
Interest Income - Recorded                                            222,311
                                                                     --------
Forgiven Interest Income                                             $201,873
                                                                     ========

         Properties taken in foreclosure, or other real estate owned, constitute another category of non-performing assets. Other real estate owned decreased from $1,171,027 at December 31,1997 to $284,422 at December 31, 1998. The
Company is actively marketing these properties for sale.

INVESTMENTS

         Total investments averaged $80.6 million in 1998, representing an increase of $12.7 million from 1997. At December 31, 1998, the investment portfolio amounted to $100.4 million, an increase of $31.2 million compared to December 31, 1997. At December 31, 1998, the yield of the portfolio on a tax-equivalent basis decreased 83 basis points to 6.18%. This decrease was the result of the reinvestment of maturities in a lower interest rate environment for securities.

         The investment strategy employed during 1998 was the investment of temporarily idle deposit growth funds and investment maturities primarily into short-term callable Federal Agency obligations. The nature of these securities has provided liquidity through periodic repayment of principal and interest. The callable characteristic of these investments also provide liquidity to fund anticipated loan growth in the future.

         U.S. Government and federal agencies averaged $52.9 million during 1998, an increase of $4.1 million, or 8.4%. This increase reflected the strategy to provide liquidity for anticipated loan growth. The yield on the portfolio decreased 77 basis points to 6.05% at December 31, 1998, compared to 6.82% at December 31, 1997.

         State and municipal securities increased on average $6.0 million to $25.0 million. The tax- equivalent yield on this portfolio declined 122 basis points to 6.32% at December 31, 1998, compared with 7.54% at December 31, 1997.

         Federal funds sold averaged $5.5 million in 1998, a decrease of 1.0 million, or 14.7% compared to 1997. At December 31, 1998, there were no Federal funds sold outstandings. These funds represent excess funds temporarily invested. The yield on Federal funds increased 19 basis points to 5.47% in 1998. The increase in yield was reflective of the higher overnight investment interest rate environment during 1998.

         The investment portfolio averaged $67.9 million during 1997, representing an increase of $38.9 million from 1996. At December 31, 1997, total investments amounted to $69.3 million, an increase of $32.8 million compared to December 31, 1996. The portfolio yield on a tax- equivalent basis decreased 61 basis points at December 31, 1997 to 7.01% as a result of the lower interest rate environment during 1997.

         Securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits. At December 31, 1998 and December 31, 1997, the market value of securities pledged to secure public deposits was approximately $14.0 million and $14.4 million, respectively.

         The following tables summarize the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted tax-equivalent average yield.


                                                                                  DECEMBER 31,
                                                                1998                                         1997
                                               --------------------------------------       ---------------------------------------
                                                  BOOK           MARKET      WEIGHTED         BOOK          MARKET         WEIGHTED
                                                 VALUE           VALUE        AVERAGE         VALUE          VALUE          AVERAGE
                                                (000'S)         (000'S)        YIELD         (000'S)        (000'S)          YIELD
                                               --------        --------      --------       --------        --------       --------
U.S. TREASURY & GOVERNMENT AGENCIES:
    Within One Year                            $  3,653        $  3,663        6.21%        $  1,617        $  1,619         5.82%
    One to Five Years                            30,525          30,513        5.85           11,235          11,285         6.69
    Over Five Years                              23,304          23,319        6.29           36,673          36,738         6.90
                                               --------        --------                     --------        --------
TOTAL U.S. TREASURY & GOVERNMENT AGENCIES        57,482          57,495        6.05           49,525          49,642         6.82
STATE AND POLITICAL SUBDIVISIONS:
    Within One Year                                 498             502        7.24              130             130         9.40
    One to Five Years                             3,664           3,731        6.54            1,568           1,599         8.03
    Over Five Years                              33,890          34,006        6.28           16,869          17,173         7.48
                                               --------        --------                     --------        --------
TOTAL STATE AND POLITICAL SUBDIVISIONS           38,052          38,239        6.32           18,567          18,902         7.54
TOTAL OTHER SECURITIES                            4,709           4,709        6.65              743             743         6.00
                                               --------        --------                     --------        --------
TOTAL SECURITIES                               $100,243        $100,443        6.18         $ 68,835        $ 69,287         7.01
                                               ========        ========                     ========        ========


                                                             DECEMBER 31, 1996
                                                 --------------------------------------
                                                   BOOK          MARKET        WEIGHTED
                                                  VALUE          VALUE          AVERAGE
                                                 (000'S)        (000'S)          YIELD
                                                 -------        -------        --------
U.S. TREASURY & GOVERNMENT AGENCIES:
    Within One Year                              $ 1,093        $ 1,095           5.83%
    One to Five Years                             11,582         11,637           6.93
    Over Five Years                                9,962          9,947           7.06
                                                 -------        -------
TOTAL U.S. TREASURY & GOVERNMENT AGENCIES         22,637         22,679           6.93
STATE AND POLITICAL SUBDIVISIONS:
    Within One Year                                  681            684           7.26
    One to Five Years                              2,470          2,569           9.52
    Over Five Years                               10,266         10,590           8.67
                                                 -------        -------
TOTAL STATE AND POLITICAL SUBDIVISIONS            13,417         13,843           8.75
TOTAL OTHER SECURITIES                                 0              0            N/A
                                                 -------        -------
TOTAL SECURITIES                                 $36,054        $36,522           7.62
                                                 =======        =======

DEPOSITS

         Total deposits averaged $425.1 million during 1998, an increase of $67.3 million, or 18.8%, compared with 1997. At December 31, 1998 total deposits were $470.8 million, representing an increase of $71.6 million, or 17.9%, over December 31, 1997. Deposit growth was primarily utilized to fund loan growth.

         During 1998 demand deposits averaged $120.0 million, an increase of $21.6 million, or 21.9%, from the average $98.5 million for 1997. Demand deposits amounted to $146.9 million at year-end 1998, representing an increase of $20.3 million, or 15.9%, compared to the prior year end.

         Money market and NOW accounts averaged $111.3 million, an increase of $26.9 million, or 31.9%, over 1997. These accounts totaled $126.8 million at year end, an increase of $33.1 million, or 35.3%, from 1997. Regular savings deposits increased $4.8 million, or 12.0%, over

1997 to average $44.8 million. At year end these deposits amounted to $45.7 million, an increase of $4.9 million, or 12.0%, compared to the prior year. Total time deposits averaged $148.9 million in 1998, an increase of $14.1 million, or 10.5%, compared with 1997. At December 31, 1998 these balances totaled $151.4 million, an increase of $13.4 million, or 9.7%, from the prior year end. The cost of total interest-bearing deposits decreased to 3.82% in 1998 from 3.94% in 1997, or 16 basis point. This decline in overall cost was primarily the result of a slightly lower interest rate environment.

         In 1997 total deposits averaged $357.8 million, representing an increase of $116.4 million, or 48.2%, compared to 1996. At December 31, 1997 total deposits amounted to $399.2 million, an increase of $94.6 million, or 31.1% from the prior year end. The cost of interest-bearing deposits was 3.94% in 1997 and represented a decrease of 1 basis point from 3.95% in 1996.

         The following schedules reflect the Company's deposits, based upon average balances, for the periods indicated:


                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                  1998                                        1997
                                ---------------------------------------    ---------------------------------------
                                 AVERAGE         PERCENT        AVERAGE     AVERAGE          PERCENT       AVERAGE
                                 BALANCE            OF           RATE       BALANCE            OF           RATE
                                 (000'S)          TOTAL          PAID       (000'S)           TOTAL          PAID
                                --------         --------       -------    --------         --------       -------
DEMAND:
    Non-Interest Bearing        $120,032            28.2%          N/A     $ 98,452            27.5%          N/A
    Money Market and NOW         111,344            26.2          2.68%      84,445            23.6          2.51%
SAVINGS:                          44,833            10.6          1.90       40,032            11.2          1.98
TIME:
    Under $100,000                70,243            16.5          5.18       72,478            20.3          5.53
    $100,000 or More              78,698            18.5          5.32       62,383            17.4          5.28
                                --------         --------                  --------         --------
TOTAL DEPOSITS                  $425,150           100.0%         2.74     $357,790           100.0%         2.85
                                ========         ========                  ========         ========


                                      FOR THE YEAR ENDED DECEMBER 31,
                                                    1996
                                 ----------------------------------------
                                  AVERAGE          PERCENT        AVERAGE
                                  BALANCE            OF           RATE
                                  (000'S)           TOTAL          PAID
                                 --------         --------        -------
DEMAND:
     Non-Interest Bearing        $ 64,575            26.7%          N/A
     Money Market and NOW          59,292            24.6          2.59%
SAVINGS:                           27,699            11.5          2.01
TIME:
     Under $100,000                47,609            19.7          5.45
     $100,000 or More              42,229            17.5          5.44
                                 --------         --------
TOTAL DEPOSITS                   $241,404           100.0%         2.89
                                 ========         ========


BORROWED FUNDS

         Borrowed funds, which consist of Federal funds purchased and other forms of borrowing, were utilized primarily for funding loans and investments. During 1998, as a result of increases in loan funding and investments, there was an increase in the use of borrowed funds for these purposes.

         In 1998 borrowed funds averaged $7.5 million, an increase of $5.2 million, or 216.7% from 1997. At year-end there was $27.9 million outstanding in borrowed funds, an increase of $25.1 million from the prior year-end. The cost of borrowed funds decreased 82 basis points to 7.91% in 1998 from 8.73% in 1997. The decrease in cost was reflective of the increase in the use of lower cost advances from the Federal Home Loan Bank and to a lesser degree by a lower interest rate environment.

         Borrowed funds in 1997 averaged $2.4 million, a decrease of $.1 million, or 4.0%, compared to 1996. At year end 1997 there was $2.8 million outstanding in borrowed funds. This represented an increase of $2.8 million from year-end 1996 and in its entirety represented the Company's outstandings in capital lease obligations. The cost of borrowed funds increased 308 basis points to 8.73% from 5.65% in 1996 as a result of the increase in the Company's capital lease obligations offset slightly by a lower interest rate environment.

PROVISION FOR CREDIT LOSSES

         The allowance for credit losses at December 31, 1998 was $2.9 million, compared to $2.3 million at December 31, 1997, an increase of $.6 million, or 26.1%. As a percent of total loans, the allowance was .74% at both year-ends 1997 and 1998. At year-end 1996, the allowance was $2.6 million or 1.07% of total loans.

         Management believes the allowance at December 31, 1998, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the loan portfolio. In evaluating the adequacy of the allowance for credit losses the Company considers the special risks involved in agriculture because at least 11.2% of its loans are agriculturally related and the Imperial and Coachella Valleys are dependent upon the success of their agricultural businesses. These risks include fluctuations in commodity prices which do not necessarily match the general rate of inflation; dependence of the agricultural community on the export market and the adverse impact which the dollar's strength against other currencies has had on such exports; variability of production costs, weather and climatic changes; and the fact that, in any downturn in the economy, agriculture is usually one of the last sectors of the economy to recover. Furthermore, agricultural businesses are extremely sensitive to actions of governmental agencies regarding price supports, subsidies and import or export policies, the impact of which cannot be predicted.

         VIB has also established a standard process in assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of the loan portfolio consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by loans with general allocations assigned to the various loan categories. Loans classified by regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

         The provision for credit losses was $1.9 million in both 1997 and 1998. The provision expense in 1996 was $.6 million.

         Net charge-offs were $1.3 million, or .39% of average loans, in 1998 as compared to $2.2 million, or .80%, in 1997. In 1996 net charge-offs were $.3 million, or .16% of average loans. Net charge-offs are projected to be $780,000 in 1999. Based upon the known risks in the portfolio as well as historical trends, 60% of the projected 1999 net charge-offs are anticipated to be commercial and agricultural and 20% are anticipated to be real estate construction loans. The

20% balance of the projected 1999 charge-offs is anticipated to be installment loans to individuals.

         At December 31, 1998, the loan portfolio was not subject to any known significant risks except the non-performing loans previously identified. The Company's loan portfolio at December 31, 1998 did not have any outstandings in international loans and, accordingly, did not have any direct risk associated with currency fluctuations in Mexico or the financial crisis in Asia.

         The following table summarizes, for the periods indicated, loan balances at the end of each period and average loans for the period, changes in the allowance for credit losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expense and certain ratios relating to the allowance for credit losses. While management has attributed reserves to various portfolio segments, the allowance is general in nature and is available for the entire portfolio.


                                                                            YEAR ENDED DECEMBER 31,
                                                        1998           1997           1996           1995           1994
                                                      --------       --------       --------       --------       --------
BALANCES (000'S)
    Average Loans                                     $336,979       $270,079       $208,178       $168,743       $163,820
    Total Loans at end of Period                       394,627        313,747        245,421        190,902        168,969
ALLOWANCE FOR CREDIT LOSSES (000'S)
BALANCE - BEGINNING OF PERIOD                         $  2,330       $  2,634       $  2,024       $  2,494       $  1,827
    Charge -Offs
       Commercial and Agricultural                       1,066          1,983            257          1,446            389
       Real Estate - Construction                         --              159            406             51             77
       Installment                                         422            271            282            304            138
                                                      --------       --------       --------       --------       --------
TOTAL CHARGE - OFFS                                      1,488          2,413            945          1,801            604
    Recoveries:
       Commercial and Agricultural                          38             63            575            272             12
       Real Estate - Construction                         --               16             12             18              6
       Installment                                         138            180             35             33             43
                                                      --------       --------       --------       --------       --------
TOTAL RECOVERIES                                           176            259            622            323             61
                                                      --------       --------       --------       --------       --------
    Net Charge - Offs                                    1,312          2,154            323          1,478            543
    Provision for Credit Losses                          1,920          1,850            635          1,008          1,210
    Reserves Acquired by Acquisition                                                                    298
                                                      --------       --------       --------       --------       --------
BALANCE - END OF PERIOD                               $  2,938       $  2,330       $  2,634       $  2,024       $  2,494
                                                      ========       ========       ========       ========       ========
    Ratios:
    Net Loans Charged Off to Average Loans                0.39%          0.80%          0.16%          0.88%          0.33%
    Net Loans Charged Off to Total Loans
        at End of Period                                  0.33           0.69           0.13           0.77           0.32
    Allowance for Credit Losses to Average Loans          0.87           0.86           1.27           1.20           1.52
    Allowance for Credit Losses to Total Loans
       at End of Period                                   0.74           0.74           1.07           1.06           1.48
    Net Loans Charged Off to Allowance
       for Credit Losses                                 44.66          92.45          12.26          73.02          21.77
    Net Loans Charged Off to Provision
       for Credit Losses                                 68.33         116.43          50.87         146.63          44.88

NONINTEREST INCOME

         Total noninterest income was $5.3 million in 1998, $5.8 million in 1997 and $3.1 million in 1996. Service charges and fees on deposits were $3.7 million in 1998, an increase of $280,000, or 8.2%, over 1997. In 1997 service charge income rose $1.4 million, representing an increase of

72.7%, from 1996. The increases in service charge income have been directly related to VIB's various acquisitions as well as the internal growth in the number and volume of deposit accounts.

         Other income amounted to $489,000 in 1998, an increase of $80,000, or 19.6%, compared to the prior year. In 1997 other income totaled $409,000, representing an increase of $71,000, or 21.2%, from 1996.

         Income generated through the sale of government guaranteed loans provide an additional source of earnings. In 1998, the gains on sale of loans and related servicing fees totaled $644,000, a decrease of $778,000, or 54.7%, from 1997. Loan sale gains in 1997 amounted to $1.4 million, an increase of $.7 million, or 115.9% from 1996.

         For the year ended December 31, 1998, securities gains were $489,000, compared to $551,000 in 1997. Securities gains in 1996 were $49,000.

NONINTEREST EXPENSE

         Noninterest expense in 1998 totaled $23.9 million, an increase of $3.7 million, or 18.1%, as compared to 1997. These expenditures amounted to $20.2 million in 1997, representing an increase of $4.5 million, or 28.2%, over 1996.

         Salary expense in 1998 amounted to $8.7 million, an increase of $1.2 million, or 16.0%, compared to 1997. The increase in salaries was due primarily to personnel additions related to the branch acquisition from Palm Desert National Bank, merit increases and the opening of VIB's new loan production offices. In 1997, salary expense was $7.5 million, an increase of $1.4 million, or 22.9%, compared to 1996.

         Employee benefits expense was $2.8 million for the year ended December 31, 1998, an increase of $.5 million, or 21.7% compared to 1997. The increase in benefits was attributable primarily to the previously discussed staffing additions and increases in the Company's funding of The ESOP and 401K plans. In 1997, employee benefit expense amounted to $2.3 million representing an increase of $3 million, or 15.0%, compared to 1996.

         Occupancy expenses were $2.0 million in 1998, an increase of $.4 million, or 23.6%, compared to 1997. In 1997, occupancy expense amounted to $1.6 million representing an increase of $.3 million, or 30.7%, compared to 1996. Furniture and equipment expense totaled $2.3 million in 1998, an increase of $.5 million, or 25.3%, over 1997. In 1997, furniture and equipment expense amounted to $1.8 million, an increase of $.4 million, or 24.8%, compared with 1996. The increase in occupancy, furniture and equipment expenses in 1998 was primarily related to the opening of VIB's new loan production offices, the Palm Springs branch acquisition and its conversion to a new data processing system.

         All other noninterest expenses amounted to $8.0 million in 1998, an increase of $1.1 million, or 15.9%, compared to 1997. Increased professional fees, data processing, advertising, business promotion expense, intangible asset amortization expenses and other expenses related to the branch acquisition from Palm Desert National Bank were the primary reasons for the increase in this category. All other noninterest expenses in 1997 were $6.9 million, representing an increase of $2.1 million, or 43.8%, over 1996.

INCOME TAX EXPENSE

         Income tax expense for the year ending December 31, 1998 was $2.7 million as compared with $1.9 million for 1997, an increase of $.8 million, or 39.4% The increase in expense was primarily attributable to a $1.8 million increase in taxable operating income as well as an increase in the Company's effective tax rate from 33.8% for the year ended December 31, 1997 to 35.7% for the year ended December 31, 1998. The effective tax rate increase was primarily the result of increases in non-deductible intangible asset amortization expense partially offset by a $166,000 increase in non-taxable income from municipal securities.

         Income tax expense for the year ending December 31, 1997 was $1.9 million as compared with $1.2 million for 1996, an increase of $.7 million, or 55.6%. The increase in expense was primarily attributed to a $1.9 million increase in taxable operating income as well as an increase in the Company's effective tax rate from 32.6% for the year ended December 31, 1996 to 33.8% for the year ended December 31, 1997. The effective tax rate increase was primarily the result of a $316,000 increase in non-deductible intangible asset amortization expense partially offset by a $448,000 increase in non-taxable income from municipal securities.

CAPITAL RESOURCES

         Shareholders' equity averaged $42.7 million in 1998, an increase of $13.1 million, or 44.3%, compared to 1997. At December 31, 1998 shareholders' equity amounted to $45.8 million, an increase of $5.5 million, or 13.6% over the prior year. During 1997 shareholders' equity averaged $29.6 million, an increase of $4.5 million, or 17.9%, compared to 1996. At December 31, 1997, shareholders' equity totaled $40.3 million, representing an increase of $13.3 million, or 49.3% compared to year-end 1996. Per common share book value increased to $5.62 at year end 1998 from $5.06 the prior year. Book value per common share at year-end 1996 was $3.77.

         Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. At December 31, 1998, the Tier I and total risk based capital ratios were 9.01% and 9.65%, respectively, compared to 9.83% and 10.47%, respectively, at December 31, 1997. The minimum regulatory guidelines for Tier I and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of average Tier I capital to adjusted average assets was 8.10% at December 31, 1998, compared to 8.59% at year-end 1997. The leverage ratio at December 31, 1996 was 7.91%. The Bank's leverage ratio exceeds the current regulatory minimum of 3.0%. The Bank's capital adequacy supports present as well as planned future growth.

LIQUIDITY AND LIABILITY MANAGEMENT

         VIB's Asset/Liability Committee (ALCO) functions to manage the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet funding commitments present and in the future is the measure of liquidity. Liquidity is also needed to meet borrowing needs, deposit withdrawals and asset growth. The Bank develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

         The liquidity position of VIB remained adequate during 1997 and 1998 as a result of strong deposit growth and moderated loan growth. In addition, VIB maintained a consistently strong net interest income margin and developed expanded sources of purchased funds.

         VIB's ALCO manages the interest rate sensitivity or repricing characteristics of the assets and liabilities. VIB's primary source of earnings is net interest income, which is subject to movements in interest rates. To minimize the effect of changes in rates the balance sheet requires structuring in order that the repricing opportunities for both assets and liabilities exist in nearly equivalent amounts at approximately similar time intervals. Interval differences may exist at times creating interest sensitivity gaps which represent the difference between interest sensitive assets and interest sensitive liabilities. These gaps are static in nature and do not consider future activity. As such, these gap measurements serve best as an indicator for potential interest rate exposure.

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

         The following table sets forth the relative maturities of the commercial, agricultural and construction loan portfolios and provides a breakout relative to fixed and variable rate loan maturities.


                                                                       OVER ONE
                                                                         YEAR
                                                                       BUT LESS
                                                       ONE YEAR          THAN            OVER
                                                        OR LESS       FIVE YEARS      FIVE YEARS         TOTAL
                                                       --------       ----------      ----------       --------
Loans (000's)
Commercial and Agricultural                            $ 79,847        $119,747        $ 85,017        $284,611
Real Estate - Construction                               32,839           8,214           9,024          50,077
                                                       --------        --------        --------        --------
TOTAL                                                  $112,686        $127,961        $ 94,041        $334,688
                                                       ========        ========        ========        ========
Loans With Predetermined (Fixed) Interest Rates        $  6,916        $ 60,497        $ 50,615        $118,028
Loans With Variable (Floating) Interest Rates           105,770          67,464          43,426         216,660
                                                       --------        --------        --------        --------
TOTAL                                                  $112,686        $127,961        $ 94,041        $334,688
                                                       ========        ========        ========        ========

         The following schedule sets forth the maturities of time certificates of deposit over $100,000 and their relative mix.


                                           BALANCE        PERCENT
                                           (000'S)       OF TOTAL
                                          --------       --------
Less Than Three Months                    $ 48,224           59.5%
Three Months Through Six Months             15,051           18.6
Seven Months Through Twelve Months          15,690           19.4
Over Twelve Months                           2,065            2.5
                                          --------       --------
TOTAL                                     $ 81,030          100.0%
                                          ========       ========

         VIB does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, VIB is not subject to foreign currency exchange rate risk or commodity price risk.

         In addition to gap measurement, VIB's ALCO is further responsible for the measurement of interest rate risk, i.e., the risk of loss in value due to changes in interest rates. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of VIB's balance sheet to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

         VIB's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its assets and liability mix to bring interest rate risk within Board-approved limits.

         VIB uses interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to four hundred basis points. VIB's Board of Directors has adopted an interest rate risk policy which establishes a maximum limit of decrease in the NPV in the event of sudden and sustained increases and decreases in market interest rates. The following tables present VIB's projected changes in NPV and net interest income for the various rate shock levels as of December 31, 1998.


                          CHANGE IN NET PORTFOLIO VALUE
                              AT DECEMBER 31, 1998

                                            NET PORTFOLIO                 ACTUAL                       PERCENTAGE
CHANGE IN INTEREST RATES                    VALUE (000'S)             CHANGE (000'S)                     CHANGE
------------------------                    -------------             --------------                   ----------
300 basis point rise                           $63,167                  $(3,848)                         (5.74)
200 basis point rise                            64,527                   (2,488)                         (3.71)
100 basis point rise                            65,887                   (1,128)                         (1.68)
Base Rate Scenario                              67,015                      N/A                            N/A
100 basis point decline                         66,751                     (264)                         (0.39)
200 basis point decline                         66,425                     (590)                         (0.88)
300 basis point decline                         66,256                     (759)                         (1.13)


                          CHANGE IN NET INTEREST INCOME
                              AT DECEMBER 31, 1998

                                             NET PORTFOLIO                 ACTUAL                      PERCENTAGE
CHANGE IN INTEREST RATES                     VALUE (000'S)             CHANGE (000'S)                    CHANGE
------------------------                    -------------             --------------                   ----------
300 basis point rise                           $29,580                   $ (348)                         (1.16)
200 basis point rise                            29,797                     (131)                         (0.44)
100 basis point rise                            29,973                       45                           0.15
Base Rate Scenario                              29,928                      N/A                            N/A
100 basis point decline                         28,931                     (997)                         (3.33)
200 basis point decline                         27,140                   (2,788)                         (9.32)
300 basis point decline                         25,319                   (4,609)                        (15.40)

         Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Although certain assets and liabilities may have similar maturities or periods within which they will reprice, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. There may also be repayment risk if interest rates rise on loans.

         Computation of forecasted effects of hypothetical interest rate changes should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to change in interest rates.

         The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of Capital Securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company's expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from its subsidiaries to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the Capital Securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital.

INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of VIB's fixed assets to total assets of 2.1% at December 31, 1998, and 2.6% at December 31, 1997, reduces both the potential for inflated earnings resulting from understated depreciation changes, and the potential for significant understatement of absolute asset values. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by inflative impact on interest rates.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is included in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Financial Statements are included in this Annual Report on Form 10-K:

                   INDEX                                                                     PAGE
                   -----                                                                     ----
         Independent Auditors' Report                                                          53

         Statements of Financial Condition as of December 31, 1998 and 1997                    54
         Statements of Income for the Years Ended December 31, 1998, 1997 and 1996             56
         Statement of Changes in Shareholders' Equity for the Years Ended December 31,
             1998, 1997 and 1996                                                               57
         Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996         58
         Notes to Financial Statements                                                         59

                  [VAVRINEK, TRINE, DAY & CO., LLP LETTERHEAD]



To the Shareholders and Board of Directors of VIB Corp and Subsidiary


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of VIB Corp and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the VIB Corp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIB Corp and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        VAVRINEK, TRINE, DAY & CO., LLP


January 13, 1999, except for Note S
   which is dated February 5, 1999
Laguna Hills, California

                             VIB CORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                             1998                1997
                                                        -------------       -------------
ASSETS

Cash and Due from Banks                                 $  27,891,537       $  33,821,287
Federal Funds Sold                                                 --           4,000,000
                                                        -------------       -------------

                   TOTAL CASH AND CASH EQUIVALENTS         27,891,537          37,821,287

Interest-Bearing Deposits                                     422,619             586,000

Securities Available for Sale                             100,443,472          69,287,466

Loans:
   Commercial                                              58,184,717          46,049,768
   Agricultural                                            44,331,588          49,128,668
   Real Estate - Construction                              50,077,268          35,926,148
   Real Estate - Other                                    218,158,848         157,566,136
   Consumer                                                27,263,326          26,741,763
                                                        -------------       -------------

                                       TOTAL LOANS        398,015,747         315,412,483

  Net Deferred Loan Fees                                   (3,388,246)         (1,665,059)
  Allowance for Credit Losses                              (2,937,983)         (2,330,000)
                                                        -------------       -------------

                                         NET LOANS        391,689,518         311,417,424

Premises and Equipment                                     11,306,206          11,452,257
Other Real Estate Owned                                       284,422           1,171,027
Cash Surrender Value of Life Insurance                      2,677,027           2,282,805
Deferred Tax Asset                                          2,059,000           1,650,000
Goodwill                                                    4,419,687           3,607,404
Accrued Interest and Other Assets                           5,591,735           4,891,773
                                                        -------------       -------------
                                                        $ 546,785,223       $ 444,167,443
                                                        =============       =============

                                                            1998              1997
                                                        ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                           $146,870,278      $126,660,748
   Money Market and NOW                                  126,847,812        93,732,297
   Savings                                                45,666,489        40,811,775
   Time Deposits Under $100,000                           70,377,152        67,110,498
   Time Deposits $100,000 and Over                        81,030,467        70,897,030
                                                        ------------      ------------
                                    TOTAL DEPOSITS       470,792,198       399,212,348

Federal Home Loan Bank Advances                           25,000,000                --
Capitalized Lease Obligation                               2,886,342         2,842,336
Accrued Interest and Other Liabilities                     2,264,156         1,858,749
                                                        ------------      ------------
                                 TOTAL LIABILITIES       500,942,696       403,913,433


Commitments and Contingencies - Note I

Shareholders' Equity:
   Preferred Stock - Authorized 10,000,000 Shares,
      None Outstanding
   Common Shares - Authorized
      25,000,000 Shares;  Issued and
      Outstanding: 8,158,209  in 1998 and
      7,734,246 in 1997                                   39,788,073        35,932,844
   Retained Earnings                                       5,936,048         4,053,921
   Accumulated Other Comprehensive Income-Net
      Unrealized Gains on Available-for-Sale
      Securities, net of Taxes of $82,282 in 1998
            and $185,713 in 1997                             118,406           267,245
                                                        ------------      ------------
                        TOTAL SHAREHOLDERS' EQUITY        45,842,527        40,254,010
                                                        ------------      ------------


                                                        $546,785,223      $444,167,443
                                                        ============      ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            VIB CORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                 1998             1997             1996
                                                              -----------      -----------      -----------
INTEREST INCOME
   Interest and Fees on Loans                                 $35,216,295      $27,591,537      $21,945,856
   Interest on Investment Securities - Taxable                  3,531,481        3,399,135        1,395,168
   Interest on Investment Securities - Nontaxable               1,198,145        1,031,879          584,014
   Other Interest Income                                          343,332          396,337          303,194
                                                              -----------      -----------      -----------
                            TOTAL INTEREST INCOME              40,289,253       32,418,888       24,228,232

INTEREST EXPENSE
   Interest on Money Market and NOW                             2,981,232        2,117,229        1,537,461
   Interest on Savings Deposits                                   851,160          791,595          556,675
   Interest on Time Deposits                                    7,818,380        7,304,118        4,890,655
   Interest on Other Borrowings                                   597,336          208,191          142,953
                                                              -----------      -----------      -----------
                           TOTAL INTEREST EXPENSE              12,248,108       10,421,133        7,127,744
                                                              -----------      -----------      -----------

                              NET INTEREST INCOME              28,041,145       21,997,755       17,100,488
Provision for Credit Losses                                     1,920,000        1,850,000          635,000
                                                              -----------      -----------      -----------
                        NET INTEREST INCOME AFTER
                      PROVISION FOR CREDIT LOSSES              26,121,145       20,147,755       16,465,488
NONINTEREST INCOME
   Service Charges and Fees                                     3,688,385        3,408,734        1,974,185
   Gain on Sale of Loans and Servicing Fees                       644,183        1,421,869          658,670
   Mortgage Fees                                                       --               --           87,811
   Gain on Sale of Securities                                     489,323          551,024           48,835
   Other Income                                                   488,526          409,390          337,805
                                                              -----------      -----------      -----------
                                                                5,310,417        5,791,017        3,107,306
                                                              -----------      -----------      -----------
                                                               31,431,562       25,938,772       19,572,794
NONINTEREST EXPENSE
   Salaries and Employee Benefits                              11,508,134        9,799,637        8,191,646
   Occupancy Expenses                                           2,025,886        1,638,517        1,253,655
   Furniture and Equipment                                      2,306,328        1,839,948        1,473,887
   Data Processing                                              1,221,212        1,030,446          698,406
   Advertising                                                    374,088          244,385          354,356
   Legal and professional                                       1,732,952        1,402,605          874,335
   Regulatory Assessments                                         128,715          134,920           31,668
   Insurance                                                      140,783          124,350          112,076
   Office Expenses                                              1,560,602        1,332,159          869,292
   Promotion                                                    1,090,811        1,169,562          908,185
   Other Real Estate Owned                                         21,702           23,031          156,895
   Amortization of Goodwill and Core Deposit Intangibles          490,783          315,716           32,219
   Other Expenses                                               1,251,820        1,139,507          791,967
                                                              -----------      -----------      -----------
                                                               23,853,816       20,194,783       15,748,587
                                                              -----------      -----------      -----------
                       INCOME BEFORE INCOME TAXES               7,577,746        5,743,989        3,824,207
Income Taxes                                                    2,709,305        1,943,000        1,249,000
                                                              -----------      -----------      -----------
                                       NET INCOME             $ 4,868,441      $ 3,800,989      $ 2,575,207
                                                              ===========      ===========      ===========
Per Share Data
   Net Income - Basic                                         $      0.61      $      0.52      $      0.37
   Net Income - Diluted                                       $      0.58      $      0.49      $      0.35



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            VIB CORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                 Common Shares                                    Accumulated
                                         --------------------------                                   Other
                                           Number of                Comprehensive    Undivided    Comprehensive
                                            Shares        Amount       Income         Profits         Income         Total
                                         ------------  ------------ -------------   ------------  -------------   ------------
BALANCE AT JANUARY 1, 1996                  6,108,173  $ 18,652,232                 $  4,669,962   $    356,222   $ 23,678,416
   Stock Dividends                            508,172     4,755,505                   (4,755,505)
   Cash Dividends                                                                        (15,701)                      (15,701)
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $195,000                207,270       878,956                                                    878,956
COMPREHENSIVE INCOME:
   Net Income for the Year                                           $  2,575,207      2,575,207                     2,575,207
   Unrealized loss on
      Available-for-Sale Securities,
      net of Taxes of $33,726                                             (48,532)                      (48,532)       (48,532)
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $20,022                                             (28,813)                      (28,813)       (28,813)
                                                                     ------------
   TOTAL COMPREHENSIVE INCOME                                        $  2,497,862
                                         ------------  ------------  ============   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1996                6,823,615    24,286,693                    2,473,963        278,877     27,039,533
   Stock Dividends                            150,637     2,199,307                   (2,199,307)
   Cash Dividends                                                                        (21,724)                      (21,724)
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $96,000                 121,669       637,470                                                    637,470
   Issuance of Common Shares
      net of expenses of $123,425             638,325     8,809,374                                                  8,809,374
COMPREHENSIVE INCOME:
   Net Income for the Year                                           $  3,800,989      3,800,989                     3,800,989
   Unrealized gain on
      Available-for-Sale Securities,
      net of Taxes of $217,837                                            313,472                       313,472        313,472
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $225,920                                           (325,104)                     (325,104)      (325,104)
                                                                     ------------
   TOTAL COMPREHENSIVE INCOME                                        $  3,789,357
                                         ------------  ------------  ============   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1997                7,734,246    35,932,844                    4,053,921        267,245     40,254,010
   Stock Dividends                            235,559     2,958,621                   (2,958,621)                           --
   Cash Dividends                                                                        (27,693)                      (27,693)
   Exercise of Warrants                         2,496        38,513                                                     38,513
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $180,000                185,908       858,095                                                    858,095
COMPREHENSIVE INCOME:
   Net Income for the Year                                           $  4,868,441      4,868,441                     4,868,441
   Unrealized gain on
      Available-for-Sale Securities,
      net of Taxes of $97,191                                             139,862                       139,862        139,862
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $200,622                                           (288,701)                     (288,701)      (288,701)
                                                                     ------------
   TOTAL COMPREHENSIVE INCOME                                        $  4,719,602
                                         ------------  ------------  ============   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1998                8,158,209  $ 39,788,073                 $  5,936,048   $    118,406   $ 45,842,527
                                         ============  ============                 ============   ============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            VIB CORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


OPERATING ACTIVITIES                                                    1998              1997              1996
                                                                   -------------     -------------     -------------
   Net Income                                                      $   4,868,441     $   3,800,989     $   2,575,207
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                 2,691,100         2,097,348         1,278,406
         Deferred Income Taxes                                          (305,000)          (71,000)         (236,000)
         Net Realized Gains in Available-for-Sale Securities            (489,423)         (551,024)          (48,835)
         Provision for Credit Losses                                   1,920,000         1,850,000           635,000
         Proceeds From Loans Sold                                     13,361,580        15,067,594         6,226,899
         Originations of Loans Held for Sale                          (4,754,924)      (21,918,858)       (7,265,343)
         Gain on Sale of Loans                                          (348,060)       (1,115,827)         (375,091)
         Loss (Gain) on Sale of Other Real Estate Owned                  (47,824)          (39,876)          110,146
         Net Increase in Cash Surrender Value of Life Insurance         (394,222)         (274,847)         (318,351)
         Net Change in Accrued Interest, Other Assets
            and Other Liabilities                                         36,361           680,051          (870,067)
                                                                   -------------     -------------     -------------
                NET CASH (USED) PROVIDED
                 BY OPERATING ACTIVITIES                              16,538,029          (475,450)        1,711,971
INVESTING ACTIVITIES
   Proceeds from Sales of Other Real Estate Owned                        326,930           517,781                --
   Purchases of Available-for-Sale Securities                       (108,060,352)      (95,354,148)      (26,334,100)
   Proceeds from Sales of Available-for-Sale Securities               18,581,915        29,677,064        17,003,275
   Proceeds from Maturities of Available-for-Sale Securities          58,339,750        33,332,315        20,837,268
   Net Decrease in Interest-Bearing Deposits                             163,381           293,000                --
   Net Cash Received from Purchase of
      Bank of the Desert, N.A.                                                --                --           943,154
   Net Increase in Loans                                             (89,989,476)      (63,338,270)      (34,890,343)
   Purchases of Premises and Equipment                                (1,817,006)       (3,651,527)       (3,040,899)
                                                                   -------------     -------------     -------------
        NET CASH USED BY INVESTING ACTIVITIES                       (122,454,858)      (98,523,785)      (25,481,645)
FINANCING ACTIVITIES
   Net Increase in Demand Deposits and Savings Accounts               56,898,073        71,689,814        10,778,345
   Net Increase in Time Deposits                                      13,400,091        20,923,953        29,174,236
   Repayments of Capitalized Lease Obligation                                 --            (7,664)               --
   Net Change in Federal Funds Purchased                              25,000,000                --        (1,400,000)
   Proceeds from Issuance of Common Shares                                    --         8,809,374                --
   Payments for Dividends                                                (27,693)          (21,724)          (15,701)
   Proceeds from Exercise of Warrants                                     38,513                --                --
   Proceeds from Exercise of Stock Options                               678,095           541,095           683,956
                                                                   -------------     -------------     -------------
        NET CASH  PROVIDED BY FINANCING ACTIVITIES                    95,987,079       101,934,848        39,220,836
                                                                   -------------     -------------     -------------

                INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS                                 (9,929,750)        2,935,613        15,451,162
Cash and Cash Equivalents at Beginning of Year                        37,821,287        34,885,674        19,434,512
                                                                   -------------     -------------     -------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  27,891,537     $  37,821,287     $  34,885,674
                                                                   =============     =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                   $  12,270,154     $  10,358,196     $   7,017,682
   Income Taxes Paid                                               $   3,147,226     $   1,046,000     $   1,787,422


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of VIB Corp and its subsidiary, Valley Independent Bank ("the Bank"), collectively referred to herein as the "Company".

Nature of Operations

The Bank operates thirteen branches throughout the Imperial and Coachella Valleys and in Blythe, Tecate, and Julian, California. The Bank also operates business loan centers in El Centro, Rancho Mirage, Orange, Carlsbad, California, Las Vegas, Nevada and Yuma, Arizona. The Bank's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Loans Held for Sale

Mortgage and SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), as amended by SFAS 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

Allowance for Credit Losses

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in our loan portfolio, assess the overall quality of our loan portfolio and to determine the adequacy of our allowance for loan losses and the related provision for loan losses to be charged to expense. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, we consider the inherent risk present in the "acceptable" portion of our loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Premises and Equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated service lives of the related assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, which ever is shorter.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost, or fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven to fifteen years. Goodwill and other intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Disclosure About Fair Value of Financial Instruments - Continued

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

Earnings Per Shares (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note J.

Current Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications were made to prior years' presentations to conform to the current year. These classifications are of a normal recurring nature.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                         Gross            Gross
                                      Amortized       Unrealized        Unrealized         Fair
                                         Cost            Gains            Losses           Value
                                     ------------     ------------     ------------     ------------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 1998:
      U.S. Treasury Securities       $    550,010     $     37,068     $         --     $    587,078
      U.S. Government and
         Agency Securities             41,307,963          114,408          105,381       41,316,990
      States and Political
         Subdivisions                  38,051,649          449,660          262,406       38,238,903
      Mortgage-Backed Securities       15,623,762           31,114           63,775       15,591,101
      Other                             4,709,400               --               --        4,709,400
                                     ------------     ------------     ------------     ------------
                                     $100,242,784     $    632,250     $    431,562     $100,443,472
                                     ============     ============     ============     ============

AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 1997:
      U.S. Treasury Securities       $    507,202     $     36,920     $         --     $    544,122
      U.S. Government and
         Agency Securities             39,124,861           99,021           27,401       39,196,481
      States and Political
         Subdivisions                  18,566,989          334,838              166       18,901,661
      Mortgage-Backed Securities        9,892,506           38,872           29,126        9,902,252
      Other                               742,950               --               --          742,950
                                     ------------     ------------     ------------     ------------
                                     $ 68,834,508     $    509,651     $     56,693     $ 69,287,466
                                     ============     ============     ============     ============

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE B - INVESTMENT SECURITIES - CONTINUED

Gross realized gains and gross realized losses on sales of available-for-sale securities were:

                                               1998         1997         1996
                                             --------     --------     --------
GROSS REALIZED GAINS:
  U.S. Government and Agency Securities      $ 11,409     $ 63,250     $ 88,122
  States and Political Subdivisions           485,893      498,480       31,176
                                             --------     --------     --------
                                             $497,302     $561,730     $119,298
                                             ========     ========     ========

GROSS REALIZED LOSSES:
   U.S. Government and Agency Securities     $     --     $ 10,706     $ 23,705
   Mortgage-Backed Securities                   7,876           --       46,758
                                             --------     --------     --------
                                             $  7,876     $ 10,706     $ 70,463
                                             ========     ========     ========


Investment securities carried at approximately $66,329,000 and $14,367,000, at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and other purposes as required by law. The scheduled maturities of securities available for sale at December 31, 1998, were as follows:

                                                Amortized             Fair
                                                   Cost               Value
                                               ------------        ------------
        Due in One Year or Less                $  1,790,522        $  1,796,321
        Due from One Year to Five Years          27,313,188          27,363,603
        Due from Five to Ten Years               25,711,406          25,942,373
        Due after Ten Years                      25,094,506          25,040,674
        Mortgage-Backed Securities               15,623,762          15,591,101
        Other                                     4,709,400           4,709,400
                                               ------------        ------------
                                               $100,242,784        $100,443,472
                                               ============        ============

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE C - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Imperial and Riverside counties, California, Las Vegas, Nevada and Yuma, Arizona. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Bank's market area. As a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

The Bank also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At December 31, 1998 and December 31, 1997, the Bank was servicing approximately $65,952,000 and $59,289,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                        1998                1997                1996
                                                     -----------         -----------         -----------
Balance at Beginning of Year                         $ 2,330,000         $ 2,634,000         $ 2,024,000
Additions to the Allowance Charged to Expense          1,920,000           1,850,000             635,000
Recoveries on Loans Charged Off                          175,642             259,000             622,000
Allowance on Loans Acquired from
   Bank of the Desert, N.A                                    --                  --             298,000
                                                     -----------         -----------         -----------
                                                       4,425,642           4,743,000           3,579,000
Less Loans Charged Off                                (1,487,659)         (2,413,000)           (945,000)
                                                     -----------         -----------         -----------

Balance at End of Year                               $ 2,937,983         $ 2,330,000         $ 2,634,000
                                                     ===========         ===========         ===========


The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                        1998              1997
                                                     ----------        ----------
Recorded Investment in Impaired Loans                $8,517,000        $9,565,000
                                                     ==========        ==========

Related Allowance for Credit Losses                  $1,217,000        $1,450,000
                                                     ==========        ==========

Average Recorded Investment in Impaired Loans        $7,946,000        $8,650,000
                                                     ==========        ==========

Interest Income Recognized from Cash Payments        $  421,000        $  697,000
                                                     ==========        ==========

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE C - LOANS - CONTINUED

Loans having carrying values of $501,942, $1,866,967, and $1,108,499 were transferred to other real estate owned in 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, loans totaling $1,109,441, $2,165,650 and $367,103, respectively, were made to facilitate the sale of other real estate owned.


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                          1998                 1997
                                                      ------------         ------------
Land                                                  $  1,772,128         $  1,772,128
Buildings and Improvements                               2,928,363            2,518,631
Leased Property under Capital Lease                      2,850,000            2,850,000
Furniture, Fixtures, and Equipment                       7,421,386            8,320,773
Leasehold Improvements                                   1,668,519            1,844,341
                                                      ------------         ------------
                                                        16,640,396           17,305,873
Less Accumulated Depreciation and Amortization          (5,334,190)          (5,853,616)
                                                      ------------         ------------
                                                      $ 11,306,206         $ 11,452,257
                                                      ============         ============


During 1997, the Bank entered into a twenty-year lease agreement for administrative offices that expires June 30, 2017. Total accumulated amortization on property under capital lease at December 31, 1998 and 1997 was $213,750 and $71,250, respectively.

The future lease payments under the capitalized lease obligation, together with the present value of the net minimum lease payments as of December 31, 1998, are as follows:


              1999                                               $   335,913
              2000                                                   347,670
              2001                                                   359,839
              2002                                                   372,433
              2003                                                   385,468
              Thereafter                                           6,735,063
                                                                 -----------
              Net Minimum Lease Payments                           8,536,386
              Less Amount Representing Interest                   (5,650,044)
                                                                 -----------
              Present Value of Net Minimum Lease Payments        $ 2,886,342
                                                                 ===========

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE E - DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows:

                   1999                       $144,391,243
                   2000                          5,502,568
                   2001                            788,558
                   2002                            250,074
                   2003                            475,176
                                              ------------
                                              $151,407,619
                                              ============


NOTE F - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank Advances consist of the following as of December 31,
1998:

    Maturity                  Rate                   Amount
------------------        --------------         --------------
    1/4/99                    4.77%              $    5,000,000
   1/25/99                    5.29%                  20,000,000
                                                 --------------
                                                 $   25,000,000
                                                 ==============

NOTE G - INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:

                               1998                1997                1996
                            -----------         -----------         -----------
Current:
   Federal                  $ 2,260,000         $ 1,586,000         $ 1,174,000
   State                        754,305             428,000             311,000
                            -----------         -----------         -----------
                              3,014,305           2,014,000           1,485,000
Deferred                       (305,000)            (71,000)           (236,000)
                            -----------         -----------         -----------
                            $ 2,709,305         $ 1,943,000         $ 1,249,000
                            ===========         ===========         ===========

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE G - INCOME TAXES - CONTINUED

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

The following is a summary of the components of the deferred tax asset and liability accounts recognized in the accompanying statements of financial condition:

                                                                   1998                1997
                                                                -----------         -----------
Deferred Tax Assets:
   Allowance for Credit Losses Due to Tax Limitations           $   385,000         $   195,000
   Valuation Allowance for Other Real Estate Owned                   22,000             169,000
   Premises and Equipment Due to Depreciation Difference            391,000             363,000
   State Taxes                                                      245,000             137,000
   Net Operating Loss and Tax Credit Carryforwards                  207,000             298,000
   Reserve for Deferred Compensation                                534,000             434,000
   Other Assets/Liabilities                                         357,000             240,000
                                                                -----------         -----------
                                                                  2,141,000           1,836,000
Deferred Tax Liabilities:
   Market Value Adjustment on Investment Securities                 (82,000)           (186,000)
                                                                -----------         -----------

Net Deferred Taxes                                              $ 2,059,000         $ 1,650,000
                                                                ===========         ===========


At December 31, 1998, the Bank had net operating loss carryforwards (acquired from Bank of the Desert, N.A.) for federal and state income tax purposes of approximately $606,000 and $18,000, respectively, which expire beginning in the years 2011 and 2001, respectively. Alternative minimum tax credit carryforwards for tax purposes, which do not expire, are $12,000 as of December 31, 1998.

A comparison of the federal statutory income tax rates to the Bank's effective income tax rates follow:

                                              1998                          1997                         1996
                                    -----------------------       -----------------------       -----------------------
                                       Amount         Rate          Amount          Rate          Amount          Rate
                                    -----------      ------       -----------      ------       -----------      ------
Federal Tax Rate                    $ 2,576,000        34.0%      $ 1,953,000        34.0%      $ 1,300,000        34.0%
California Franchise Taxes,
   Net of Federal Tax Benefit           450,000         5.9           311,000         5.4           170,000         4.4
Tax Savings from Exempt
   Loan and Investment Interest        (442,000)       (5.8)         (334,000)       (5.8)         (197,000)       (5.2)
Other Items - Net                       125,305         1.6            13,000         0.2           (24,000)       (0.6)
                                    -----------      ------       -----------      ------       -----------      ------

Bank's Effective Rate               $ 2,709,305        35.7%      $ 1,943,000        33.8%      $ 1,249,000        32.6%
                                    ===========      ======       ===========      ======       ===========      ======

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE H - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:

                                                   1998                          1997                          1996
                                         -------------------------     -------------------------     -------------------------
                                           Income         Shares         Income         Shares         Income         Shares
                                         ----------     ----------     ----------     ----------     ----------     ----------
Net Income as Reported                   $4,868,441             --     $3,800,989             --     $2,575,207             --
Weighted Average Shares
   Outstanding During the Year                   --      8,023,008             --      7,286,938             --      7,034,999
                                         ----------     ----------     ----------     ----------     ----------     ----------
                   USED IN BASIC EPS      4,868,441      8,023,008      3,800,989      7,286,938      2,575,207      7,034,999
Dilutive Effect of Outstanding
   Stock Options                                 --        344,046             --        457,372             --        420,979
                                         ----------     ----------     ----------     ----------     ----------     ----------
                USED IN DILUTIVE EPS     $4,868,441      8,367,054     $3,800,989      7,744,310     $2,575,207      7,455,978
                                         ==========     ==========     ==========     ==========     ==========     ==========


Warrants to purchase 130,217 shares of common stock at $14.85 per share were outstanding during 1998 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price and considered anitdilutive.


NOTE I - COMMITMENTS AND CONTINGENCIES

The Bank has entered into leases for its branches and operating facilities, which expire at various dates through 2015. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $674,000 in 1998, $446,000 in 1997, and $446,000 in 1996.

The approximate future minimum annual payments for these leases by year are as follows:

                       1999                            $  605,000
                       2000                               412,000
                       2001                               339,000
                       2002                               210,000
                       2003                                96,000
                 Thereafter                             1,062,000
                                                       ----------
                                                       $2,724,000
                                                       ==========


The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company is involved in various litigation which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.

In the ordinary course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statements of condition.

The Bank's exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 1998, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

             Commitments to Extend Credit               $137,646,000
             Standby Letters of Credit                     1,317,000
                                                        ------------

                                                        $138,963,000
                                                        ============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluated each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer. The majority of the Bank's commitments to extend credit and standby letters of credit are secured by real estate.


NOTE J - STOCK OPTION PLAN

At December 31, 1998, the Company has a fixed stock option plan, which is described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

In 1997, the Company adopted a stock option plan (the "1997 Plan"), under which 2,575,000 shares of the Bank's common shares may be issued to directors, officers, and key employees at not less than 100% of the fair market value at the date the options are granted.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE J - STOCK OPTION PLAN - CONTINUED

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free rates of 4.5%, 5.8%, and 6.1%, volatility of 24.5%, 17.5% and 15%, and expected lives of 2.5 years for 1998 and three years for 1997 and 1996.

A summary of the status of the Company's fixed stock option plan as of December 31, 1998, 1997, and 1996, and changes during the years ending on those dates is presented below:

                                       1998                             1997                             1996
                             -------------------------        -------------------------        -------------------------
                                              Weighted                         Weighted                         Weighted
                                              Average                          Average                          Average
                                              Exercise                         Exercise                         Exercise
                              Shares           Price           Shares           Price           Shares           Price
                             --------         --------        --------         --------        --------         --------
Outstanding at
  Beginning of Year           786,068             $  6         736,622              $ 5         922,889               $4
Granted                       156,169               13         194,608               10          62,334                8
Exercised                    (192,961)               4        (127,532)               4        (237,629)               3
Forfeited                     (17,322)               8         (17,630)               6         (10,972)               5
                             --------                         --------                         --------
Outstanding at End
   of year                    731,954                8         786,068                6         736,622                5
                             ========                         ========                         ========

Options Exercisable
   at Year-End                286,273                5         373,508                4         373,439                4
Weighted-Average Fair
   Value of Options
   Granted During
   the Year                  $   2.66                         $   2.14                         $   1.89

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE J - STOCK OPTION PLAN - CONTINUED

The following table summarizes information about fixed options outstanding at December 31, 1998:

                                          Options Outstanding                     Options Exercisable
                            ---------------------------------------------     -----------------------------
                                              Weighted-         Weighted                         Weighted-
                                               Average          Average                          Average
      Exercise                 Number         Remaining         Exercise         Number          Exercise
       Price                Outstanding    Contractual Life      Price         Exercisable         Price
--------------------        -----------    ----------------    ----------     -------------     -----------
    $ 2 to $ 3                 74,354             1.16          $  2.13           73,524          $  2.11
    $ 4 to $ 5                187,909             0.90             4.97          122,827             4.95
    $ 6 to $ 7                101,173             2.00             6.87           42,329             6.86
    $ 8 to $10                193,079             3.04             9.87           42,170             9.71
    $11 to $14                175,439             4.09            13.06            5,423            13.24
                              -------             2.41             8.18          -------             5.36
                              731,954                                            286,273
                              =======                                            =======

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under No. 123, the Company's net income would have been reduced to the following pro forma amount:

                                             1998                   1997                   1996
                                         -------------          -------------          -------------
Net Income:
   As Reported                           $   4,868,441          $   3,800,989          $   2,575,207
   Pro Forma                             $   4,621,961          $   3,637,591          $   2,495,245

Per Share Data:
   Net Income - Basic
      As Reported                                  .61                    .52                    .37
      Pro Forma                                    .58                    .50                    .35
   Net Income - Diluted
      As Reported                                  .58                    .49                    .35
      Pro Forma                                    .55                    .47                    .33

NOTE K - STOCK OFFERING AND WARRANTS

In 1997, the Company completed a supplemental stock offering of 638,000 shares of common stock at $14.00 per share. In connection with the offering, the Company also issued 132,811 warrants. Each warrant is exercisable for one share of common stock at an exercise price of $14.85 per share through October 31, 1998 and $17.13 thereafter. All warrants expire on October 29, 1999. As of December 31, 1998, outstanding warrants were 130,217.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE L - EMPLOYEE STOCK OWNERSHIP AND RETIREMENT SAVINGS PLANS

The Company has adopted an Employee Stock Ownership Plan and a Retirement Savings Plan for the benefit of its employees. Contributions to the Plans are determined annually by the Board of Directors. The combined expenses for these plans were $600,000 in 1998, $243,000 in 1997 and $292,000 in 1996.


NOTE M - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is an analysis of the activity of all such loans:

                                                 1998                  1997
                                              -----------           -----------
Beginning Balance                             $ 4,174,000           $ 3,488,000
Credits Granted, Including Renewals             1,141,000             2,177,000
Repayments                                     (1,577,000)           (1,491,000)
                                              -----------           -----------
                                              $ 3,738,000           $ 4,174,000
                                              ===========           ===========


NOTE N - STOCK DIVIDENDS

The Company has issued stock dividends of 3%, 2%, and 8% in 1998, 1997, and 1996, respectively, a five-for-four stock split in 1998 and a six-for-five stock split in 1997. The per share data in the statements of income and the footnotes have been adjusted to give retroactive effect to these dividends and splits.


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from customers on acceptances, and bank acceptances outstanding are considered to approximate fair value. Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks. The fair values of investment securities, including available for sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):


                                                1998                          1997
                                     -------------------------     -------------------------
                                     Carry Value    Fair Value     Carry Value    Fair Value
                                     -----------    ----------     -----------    ----------
Financial Assets:
   Cash and Due From Banks            $ 27,892       $ 27,892       $ 33,821       $ 33,821
   Interest-Bearing Deposits          $    423       $    423       $    586       $    586
   Investment Securities              $100,443       $100,443       $ 69,287       $ 69,287
   Federal Funds Sold                 $     --       $     --       $  4,000       $  4,000
   Loans                              $391,690       $395,338       $311,417       $309,570
   Cash Surrender Value -
      Life Insurance                  $  2,677       $  2,677       $  2,283       $  2,283

Financial Liabilities:
   Deposits                           $470,792       $470,940       $399,212       $398,471
   Capitalized Lease Obligation       $  2,886       $  2,886       $  2,842       $  2,842

NOTE P - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE P - REGULATORY MATTERS - CONTINUED

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                                           Amount of Capital Required
                                                                              ---------------------------------------------------
                                                                                       To Be                      To Be
                                                                                     Adequately                    Well-
                                                     Actual Capital                 Capitalized                  Capitalized
                                                 ----------------------       ----------------------       ----------------------
                                                  Amount         Ratio         Amount         Ratio         Amount         Ratio
                                                 --------       -------       --------       -------       --------       -------
AS OF DECEMBER 31, 1998:
   Total Capital (to Risk-Weighted Assets)        $43,390           9.4%       $36,566           8.0%       $45,707          10.0%
   Tier 1 Capital (to Risk-Weighted Assets)       $40,452           8.8%       $18,283           4.0%       $27,424           6.0%
   Tier 1 Capital (to Average Assets)             $40,452           7.9%       $20,544           4.0%       $25,680           5.0%

AS OF DECEMBER 31, 1997:
   Total Capital (to Risk-Weighted Assets)        $38,283          10.4%       $29,305           8.0%       $36,631          10.0%
   Tier 1 Capital (to Risk-Weighted Assets)       $35,953           9.8%       $14,652           4.0%       $21,979           6.0%
   Tier 1 Capital (to Average Assets)             $35,953           8.6%       $16,581           4.0%       $20,726           5.0%

NOTE Q - MERGERS AND ACQUISITIONS

On March 12, 1998, VIB Corp acquired Valley Independent Bank by issuing 7,742,645 shares of common stock in exchange for the surrender of all outstanding shares of the Bank's common stock. There was no cash involved in this transaction. The acquisition was accounted for as a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

During 1998, the Bank entered into an agreement to purchase the Palm Springs Branch office from Palm Desert National Bank by assuming $16,121,000 in deposits and purchasing approximately $8,308,000 in loans. The purchase was consummated on March 26, 1998. Goodwill arising from the transaction totaled approximately $1,282,000 and is being amortized over seven years on a straight-line basis.

During 1996 the Bank entered into an agreement to assume the deposits and purchase the deposit related loans of two Wells Fargo branches. The Bank paid book value for the deposit related loans and fixed assets and a premium of 4.5% of the average daily deposits. Total deposits were approximately $43,520,000. The purchase was consummated on February 14, 1997. Goodwill arising from the transaction totaled approximately $2,022,000 and is being amortized over nine years on a straight line basis.

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE Q - MERGERS AND ACQUISITIONS - CONTINUED

On September 12, 1996, the Bank acquired 100% of the outstanding common stock of Bank of the Desert, N.A. (BOD) for $3,295,000 in cash. BOD had total assets of approximately $31,858,000. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No.
16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of BOD from the date of the acquisition. Goodwill arising from the transaction totaled approximately $1,933,000 and is being amortized over fifteen years on a straight-line basis. The results of BOD's operations are included in those reported by the Company beginning on September 13, 1996.


NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

VIB Corp operates Valley Independent Bank. VIB Corp commenced operations during 1998. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                                                     December 31,
                                                                        1998
                                                                     ------------
ASSETS:
   Cash                                                              $    56,859
   Federal Funds Sold - Valley Independent Bank                          500,000
   Investment in Valley Independent Bank                              45,037,408
   Other Assets                                                          248,260
                                                                     -----------
                                                                     $45,842,527
                                                                     ===========
               SHAREHOLDERS' EQUITY                                  $45,842,527
                                                                     ===========

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

                         CONDENSED STATEMENTS OF INCOME

                                                                    Year Ended
                                                                    December 31,
                                                                       1998
                                                                    -----------
INCOME:
   Interest Income                                                  $    11,113
   Cash Dividends from Subsidiary                                       350,000
                                                                    -----------
                                   TOTAL INCOME                         361,113

EXPENSES:
   Other                                                                327,246
   Allocated Tax Benefit                                                (92,695)
                                                                    -----------
                                                                        234,551
                                 TOTAL EXPENSES                     -----------

                        INCOME BEFORE EQUITY IN
                           UNDISTRIBUTED INCOME
                                  OF SUBSIDIARY                         126,562

                        EQUITY IN UNDISTRIBUTED
                           INCOME OF SUBSIDIARY                       4,741,879
                                                                    -----------
                                     NET INCOME                     $ 4,868,441
                                                                    ===========

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                    -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
      Net Income                                                    $ 4,868,441
      Noncash Items Included in Net Income:
         Equity in Income of Subsidiary                              (5,091,879)
         Other                                                         (248,260)
                                                                    -----------
                                             NET CASH USED
                                   IN OPERATING ACTIVITIES             (471,698)
CASH FLOWS FROM
   INVESTING ACTIVITIES:
      Dividends Received from Subsidiary                                350,000
                                                                    -----------
                                         NET CASH PROVIDED
                                   BY INVESTING ACTIVITIES              350,000
CASH FLOWS FROM
   FINANCING ACTIVITIES:
      Proceeds from Exercise of Stock Options and Warrants              706,225
      Dividends Paid                                                    (27,668)
                                                                    -----------
                                         NET CASH PROVIDED
                                   BY FINANCING ACTIVITIES              678,557
                                                                    -----------

                                           NET INCREASE IN
                                 CASH AND CASH EQUIVALENTS              556,859

                                CASH AND CASH EQUIVALENTS,
                                      AT BEGINNING OF YEAR                   --
                                                                    -----------
                                 CASH AND CASH EQUIVALENTS
                                            AT END OF YEAR          $   556,859
                                                                    ===========

                            VIB CORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996


NOTE S - SUBSEQUENT EVENTS

On January 22, 1999 the Bank completed the acquisition of the Hemet branch office from Fremont Investment & Loan by assuming approximately $111,095,000 in deposits. Goodwill arising from the transaction will total approximately $1,139,000 and will be amortized over fifteen years.

On January 28, 1999, the Company completed its acquisition of Bank of Stockdale, f.s.b. The transaction is structured as a merger under which the Company issued common shares in exchange for the common shares of Bank of Stockdale. The transaction is accounted for as a pooling of interest. A total of 2,355,430 common shares were issued to the shareholders of Bank of Stockdale, f.s.b.

The following table sets forth selected unaudited pro forma income information as if the merger had been consummated at the beginning of the period presented:

                                           1998               1997               1996
                                       ------------       ------------       ------------
Interest and Noninterest Income:
   VIB Corp                            $ 45,599,670       $ 38,209,905       $ 27,335,538
   Bank of Stockdale, f.s.b.             12,365,382         11,453,486         11,214,159
                                       ------------       ------------       ------------
                                       $ 57,965,052       $ 49,663,391       $ 38,549,697
                                       ============       ============       ============

Net Income (Loss):
   VIB Corp                            $  4,868,441       $  3,800,989       $  2,575,207
   Bank of Stockdale, f.s.b.                707,165            302,226           (969,431)
                                       ------------       ------------       ------------
                                       $  5,575,606       $  4,103,215       $  1,605,776
                                       ============       ============       ============

Pro Forma Per Share Data
   Net Income - Basic                  $        .55       $        .47       $        .19
   Net Income - Diluted                $        .53       $        .45       $        .18


The pro forma per share data is based on the sum of the historical income and shares, as reported by VIB Corp, and the historical income and shares of Bank of Stockdale, f.s.b. converted to VIB Corp shares at the exchange ratio of 1.943 shares of VIB Corp for each share of Bank of Stockdale, f.s.b.

On February 5, 1999 the Company received net proceeds of approximately $22,200,000, net of expenses, from the issuance of $23,093,000 of 9% capital securities with a maturity date of February 5, 2029. The securities were issued by Valley Capital Trust, a wholly-owned trust. Approximately $17,378,000 of the $23,093,000 of capital securities will be included as Tier 1 capital for the Company and approximately $5,715,000 will be included as Tier 2 capital for the Company.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with the Company's accountants on accounting or financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from Pages 6 to 9 and Page 27 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from Pages 9 to 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from Pages 4 to 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from Page 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       FINANCIAL STATEMENTS

         The Financial Statements listed on the Index included under "ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" are filed as a part of this Annual Report on Form 10-K.

B.       EXHIBITS

         The following exhibits are filed as a part of this Report:

REG. S-K,
ITEM 601
EXHIBIT NO.   DESCRIPTION

2.1 Plan of Reorganization and Merger Agreement, dated November 18, 1997, by and between Valley Independent Bank and VIB Merger Company

2.2 Agreement and Plan of Reorganization by and between VIB Corp and Bank of Stockdale, F.S.B. dated September 15, 1998

3.1           Articles of Incorporation of VIB Corp, as amended

3.2           Bylaws of VIB Corp

4.1           Form of Common Stock Certificate

4.2           Form of Warrant Certificate

4.3 Junior Subordinated Indenture dated as of February 5, 1999 by and between the Registrant and Wilmington Trust Company, as trustee

4.4           Form of Junior Subordinated Debenture included in Article Two of
              Exhibit 4.3

4.5 Trust Agreement of Valley Capital Trust dated as of December 10, 1998 (included as Exhibit A to Exhibit 4.6)

4.6 Amended and Restated Trust Agreement of Valley Capital Trust dated as of February 5, 1999 among the Registrant, Wilmington Trust Company, as Property Trustee, and Richard D. Foss, Harry G. Gooding, III, and Dennis L. Kern, as Administrative Trustees

4.7 Form of Common Security Certificate of Valley Capital Trust (included as Exhibit B to Exhibit 4.6)

4.8 Form of Capital Security Certificate of Valley Capital Trust (included as Exhibit C to Exhibit 4.6)

4.9 Guarantee Agreement dated February 5, 1999 between the Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee

4.10 Agreement as to Expenses and Liabilities dated February 5, 1999 between the Registrant and Valley Capital Trust

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

10.9          1994 Amendments to 401(k) Plan

10.10         Employee Stock Ownership Plan

10.11         Form of Directors Deferred Compensation Agreement

10.12         Form of Officers Deferred Compensation Agreement

10.13         El Centro Lease

10.14 Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office Dated January 22, 1998 (Palm Springs)

10.15 Agreement to Assume Liabilities and to Acquire Assets of Branch Office between Fremont Investment & Loan and Valley Independent Bank dated September 22, 1998

REG. S-K,
ITEM 601
EXHIBIT NO.   DESCRIPTION
-----------   -----------

13 VIB Corp's 1998 Annual Report to Shareholders (incorporated portions only)

21            Subsidiaries of the Registrant

23            Consents of Experts and Counsel

27            Financial Data Schedule

C.       REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIB CORP


Date: March 23, 1999                   By: /s/ Harry G. Gooding, III
                                           -------------------------------------
                                           Harry G. Gooding, III,
                                           Executive Vice President and
                                           Chief Financial Officer

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

Signature                                     Title                                    Date
---------                                     -----                                    ----


/s/ Charles Ellis                             Director                                 March 23, 1999
-------------------------
Charles Ellis


/s/ Robert S. Ellison                         Director                                 March 23, 1999
-------------------------
Robert S. Ellison


/s/ Richard D. Foss                           Chairman of the Board                    March 23, 1999
-------------------------                     of Directors
Richard D. Foss


/s/ Harry G. Gooding, III                     Executive Vice President                 March 23, 1999
-------------------------                     and Chief Financial
Harry G. Gooding, III                         Officer (and Principal
                                              Accounting Officer)

/s/ Ed L. Hickman                             Director                                 March 23, 1999
-------------------------
Ed L. Hickman


/s/ Dennis L. Kern                            Director, President and                  March 23, 1999
-------------------------                     Chief Executive Officer
Dennis L. Kern


/s/ Edward McGrew                             Director                                 March 23, 1999
-------------------------
Edward McGrew


/s/ Ronald A. Pedersen                        Vice Chairman of the                     March 23, 1999
-------------------------                     Board of Directors
Ronald A. Pedersen


/s/ John L. Skinner                           Director                                 March 23, 1999
-------------------------
John L. Skinner

/s/ Alice Helen
Lowery Westerfield                            Vice Chairman of the                     March 23, 1999
-------------------------                     Board of Directors
Alice Helen Lowery
  Westerfield

                                  EXHIBIT INDEX


REG. S-K,                                                                                           PAGE (OR
ITEM 601                                                                                            FOOTNOTE
EXHIBIT NO.   DESCRIPTION                                                                           REFERENCE)
-----------   -----------                                                                           ----------

2.1           Plan of Reorganization and Merger Agreement, dated November 18, 1997, by and between Valley Independent Bank and VIB Merger Company................................(1)
2.2           Agreement and Plan of Reorganization by and between VIB Corp and
              Bank of Stockdale, F.S.B. dated September 15, 1998...........................................(2)
3.1           Articles of Incorporation of VIB Corp, as amended............................................(3)
3.2           Bylaws of VIB Corp...........................................................................(4)
4.1           Form of Common Stock Certificate.............................................................(5)
4.2           Form of Warrant Certificate .................................................................(5)
4.3           Junior Subordinated Indenture dated as of February 5, 1999 by and between the Registrant and Wilmington Trust Company, as trustee..............................(6)
4.4           Form of Junior Subordinate Debenture included in Article Two of
              Exhibit 4.3..................................................................................(6)
4.5           Trust Agreement of Valley Capital Trust dated as of December 10, 1998
              (included as Exhibit A to Exhibit 4.6).......................................................(6)
4.6           Amended and Restated Trust Agreement of Valley Capital Trust dated as of February 5, 1999 among the Registrant, Wilmington Trust Company, as
              Property Trustee, and Richard D. Foss, Harry G. Gooding, III, and Dennis
              L. Kern, as Administrative Trustees..........................................................(6)
4.7           Form of Common Security Certificate of Valley Capital Trust (included as
              Exhibit B to Exhibit 4.6)....................................................................(6)
4.8           Form of Capital Security Certificate of Valley Capital Trust (included as
              Exhibit C to Exhibit 4.6)....................................................................(6)
4.9           Guarantee Agreement dated February 5, 1999 between the Registrant, as
              Guarantor, and Wilmington Trust Company, as Guarantee Trustee................................(6)
4.10          Agreement as to Expenses and Liabilities dated February 5, 1999 between the Registrant and Valley Capital Trust......................................................(6)
10.1          Agreement to Assume Liabilities and to Acquire Branch Banking
              Office (Calexico)(P)........................................................................ (7)
10.2          Agreement and Plan of Reorganization Dated April 29, 1996
              (Bank of the Desert, N.A.)(P)................................................................(7)
10.3          Purchase and Assumption Agreement Dated October 15, 1996
              (Blythe and Tecate)(P).......................................................................(7)
10.4          VIB Corp 1997 Stock Option Plan..............................................................(4)
10.5          Form of VIB Corp Stock Option Agreement......................................................(4)
10.6          Form of VIB Corp Indemnity Agreement.........................................................(4)
10.7          Profit Sharing and 401(k) Plan(P)............................................................(7)
10.8          Amendment to 401(k) Plan(P)..................................................................(7)
10.9          1994 Amendments to 401(k) Plan(P)............................................................(7)
10.10         Employee Stock Ownership Plan(P).............................................................(7)
10.11         Form of Directors Deferred Compensation Agreement(P).........................................(7)
10.12         Form of Officers Deferred Compensation Agreement(P)..........................................(7)
10.13         El Centro Lease(P)...........................................................................(7)
10.14         Agreement to Assume Liabilities and to Acquire Assets of Branch Banking
              Office Dated January 22, 1998 (Palm Springs)..................................................87

REG. S-K,                                                                                           PAGE (OR
ITEM 601                                                                                            FOOTNOTE
EXHIBIT NO.   DESCRIPTION                                                                           REFERENCE)
-----------   -----------                                                                           ----------

10.15         Agreement to Assume Liabilities and to Acquire Assets of Branch
              Office between Fremont Investment & Loan and Valley Independent
              Bank dated September 22, 1998................................................................(2)
13            VIB Corp's 1998 Annual Report to Shareholders (incorporated portions only)............................................................................119(8)
21            Subsidiaries of the Registrant............................................................120
23            Consents of Experts and Counsel...........................................................121
27            Financial Data Schedule...................................................................122

---------
(1) Filed as Exhibit "A" to the Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 dated December 23, 1997 (the "1997 S-4 Registration Statement").
(2)      Filed as an exhibit to the Registrant's Form 8-K dated September 29,
         1998.
(3)      Filed as an exhibit to the Registrant's Form 8-K dated May 1, 1998.
(4)      Filed as an exhibit to the 1997 S-4 Registration Statement.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form 8-A dated March 19, 1998.
(6)      Filed as an exhibit to the Registrant's Form 8-K dated February 5,
         1999.
(7) Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1997.
(8) The Company's Annual Report to Shareholders, portions of which are incorporated by reference, will be submitted under separate cover. Except those portions incorporated by reference, the Annual Report to Shareholders is not to be deemed "filed" as a part of this Form 10-K.
(P)      Filed in paper format under cover of Form SE.