Form 10-K/A
period 1998-12-31
VIB CORP
filed 1999-03-31
CIK 1051345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the identified parts of this Form 10-K:

    VIB CORP's 1998 Annual Report to Shareholders - Part II, Items 5 and 6.

    1999 Annual Meeting Proxy Statement - Part III, Items 10, 11, 12 and 13.

                                    VIB CORP



          This Amendment to Form 10-K Annual Report is being submitted for the purpose of electronically filing information regarding the Company's Common Stock inadvertently omitted from Exhibit 13 in the original submission. Exhibit 13 is hereby amended by adding the attached information taken from the Company's Annual Report to Shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIB CORP


Date: March 30, 1999                   By: /s/ Harry G. Gooding, III
                                           -------------------------------------
                                           Harry G. Gooding, III,
                                           Executive Vice President and
                                           Chief Financial Officer

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

Signature                                     Title                                    Date
---------                                     -----                                    ----


/s/ Charles Ellis                             Director                                 March 30, 1999
-------------------------
Charles Ellis


/s/ Robert S. Ellison                         Director                                 March 30, 1999
-------------------------
Robert S. Ellison


/s/ Richard D. Foss                           Chairman of the Board                    March 30, 1999
-------------------------                     of Directors
Richard D. Foss


/s/ Harry G. Gooding, III                     Executive Vice President                 March 30, 1999
-------------------------                     and Chief Financial
Harry G. Gooding, III                         Officer (and Principal
                                              Accounting Officer)

/s/ Ed L. Hickman                             Director                                 March 30, 1999
-------------------------
Ed L. Hickman


/s/ Dennis L. Kern                            Director, President and                  March 30, 1999
-------------------------                     Chief Executive Officer
Dennis L. Kern


/s/ Edward McGrew                             Director                                 March 30, 1999
-------------------------
Edward McGrew


/s/ Ronald A. Pedersen                        Vice Chairman of the                     March 30, 1999
-------------------------                     Board of Directors
Ronald A. Pedersen


/s/ John L. Skinner                           Director                                 March 30, 1999
-------------------------
John L. Skinner

/s/ Alice Helen
Lowery Westerfield                            Vice Chairman of the                     March 30, 1999
-------------------------                     Board of Directors
Alice Helen Lowery
  Westerfield

                                  EXHIBIT INDEX


REG. S-K,                                                                                           PAGE (OR
ITEM 601                                                                                            FOOTNOTE
EXHIBIT NO.   DESCRIPTION                                                                           REFERENCE)
-----------   -----------                                                                           ----------

2.1           Plan of Reorganization and Merger Agreement, dated November 18, 1997, by and between Valley Independent Bank and VIB Merger Company................................(1)
2.2           Agreement and Plan of Reorganization by and between VIB Corp and
              Bank of Stockdale, F.S.B. dated September 15, 1998...........................................(2)
3.1           Articles of Incorporation of VIB Corp, as amended............................................(3)
3.2           Bylaws of VIB Corp...........................................................................(4)
4.1           Form of Common Stock Certificate.............................................................(5)
4.2           Form of Warrant Certificate .................................................................(5)
4.3           Junior Subordinated Indenture dated as of February 5, 1999 by and between the Registrant and Wilmington Trust Company, as trustee..............................(6)
4.4           Form of Junior Subordinate Debenture included in Article Two of
              Exhibit 4.3..................................................................................(6)
4.5           Trust Agreement of Valley Capital Trust dated as of December 10, 1998
              (included as Exhibit A to Exhibit 4.6).......................................................(6)
4.6           Amended and Restated Trust Agreement of Valley Capital Trust dated as of February 5, 1999 among the Registrant, Wilmington Trust Company, as
              Property Trustee, and Richard D. Foss, Harry G. Gooding, III, and Dennis
              L. Kern, as Administrative Trustees..........................................................(6)
4.7           Form of Common Security Certificate of Valley Capital Trust (included as
              Exhibit B to Exhibit 4.6)....................................................................(6)
4.8           Form of Capital Security Certificate of Valley Capital Trust (included as
              Exhibit C to Exhibit 4.6)....................................................................(6)
4.9           Guarantee Agreement dated February 5, 1999 between the Registrant, as
              Guarantor, and Wilmington Trust Company, as Guarantee Trustee................................(6)
4.10          Agreement as to Expenses and Liabilities dated February 5, 1999 between the Registrant and Valley Capital Trust......................................................(6)
10.1          Agreement to Assume Liabilities and to Acquire Branch Banking
              Office (Calexico)(P)........................................................................ (7)
10.2          Agreement and Plan of Reorganization Dated April 29, 1996
              (Bank of the Desert, N.A.)(P)................................................................(7)
10.3          Purchase and Assumption Agreement Dated October 15, 1996
              (Blythe and Tecate)(P).......................................................................(7)
10.4          VIB Corp 1997 Stock Option Plan..............................................................(4)
10.5          Form of VIB Corp Stock Option Agreement......................................................(4)
10.6          Form of VIB Corp Indemnity Agreement.........................................................(4)
10.7          Profit Sharing and 401(k) Plan(P)............................................................(7)
10.8          Amendment to 401(k) Plan(P)..................................................................(7)
10.9          1994 Amendments to 401(k) Plan(P)............................................................(7)
10.10         Employee Stock Ownership Plan(P).............................................................(7)
10.11         Form of Directors Deferred Compensation Agreement(P).........................................(7)
10.12         Form of Officers Deferred Compensation Agreement(P)..........................................(7)
10.13         El Centro Lease(P)...........................................................................(7)
10.14         Agreement to Assume Liabilities and to Acquire Assets of Branch Banking
              Office Dated January 22, 1998 (Palm Springs)..................................................*

REG. S-K,                                                                                           PAGE (OR
ITEM 601                                                                                            FOOTNOTE
EXHIBIT NO.   DESCRIPTION                                                                           REFERENCE)
-----------   -----------                                                                           ----------

10.15         Agreement to Assume Liabilities and to Acquire Assets of Branch
              Office between Fremont Investment & Loan and Valley Independent
              Bank dated September 22, 1998............................................................. (2)
13            VIB Corp's 1998 Annual Report to Shareholders (incorporated portions only)............................................................................ (8)**
21            Subsidiaries of the Registrant............................................................  *
23            Consents of Experts and Counsel...........................................................  *
27            Financial Data Schedule...................................................................  *

---------
(1) Filed as Exhibit "A" to the Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 dated December 23, 1997 (the "1997 S-4 Registration Statement").
(2)      Filed as an exhibit to the Registrant's Form 8-K dated September 29,
         1998.
(3)      Filed as an exhibit to the Registrant's Form 8-K dated May 1, 1998.
(4)      Filed as an exhibit to the 1997 S-4 Registration Statement.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form 8-A dated March 19, 1998.
(6)      Filed as an exhibit to the Registrant's Form 8-K dated February 5,
         1999.
(7) Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1997.
(8) The Company's Annual Report to Shareholders, portions of which are incorporated by reference, will be submitted under separate cover. Except those portions incorporated by reference, the Annual Report to Shareholders is not to be deemed "filed" as a part of this Form 10-K. This exhibit is supplemented by this filing; a portion of this exhibit was previously filed.
(P)      Filed in paper format under cover of Form SE.


 * Previously filed.
** Filed herewith.