Form 10-Q
period 1999-03-31
VIB CORP
filed 1999-05-17
CIK 1051345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to  ___________________

                   Commission File Number:      333-43021
                                           ------------------

                                    VIB Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            33-0780371
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)

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

Yes  [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,846,755 shares as of May 7, 1999.

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended March 31, 1999 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended March 31, 1999 have been made. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                          March 31           December 31
                                                            1999                1998
                                                        -------------       -------------
ASSETS

Cash and due from banks                                 $  34,398,271       $  32,058,948
Federal funds sold                                          5,314,695           3,249,316
                                                        -------------       -------------
                   Total cash and cash equivalents         39,712,966          35,308,264

Interest bearing deposits                                     739,950             722,559
Investment Securities (note B)                            184,370,950         125,058,559

Loans: (note C)
        Commercial                                         74,059,053          72,319,129
        Agricultural                                       36,889,101          44,331,588
        Real estate-construction                           71,416,106          61,679,821
        Real estate-other                                 307,543,655         276,303,688
        Consumer                                           46,420,813          46,719,192
                                                        -------------       -------------
                   Total Loans                            536,328,728         501,353,418

Net deferred loan fees                                     (3,074,205)         (3,524,697)
Allowance for credit losses                                (4,814,016)         (4,296,414)
                                                        -------------       -------------
                   Net Loans                              528,440,507         493,532,307

Premises and equipment                                     12,406,550          12,426,157
Other real estate owned                                     1,065,129           1,071,064
Cash surrender life insurance                               7,731,908           8,642,738
Deferred tax asset                                          3,396,012           3,175,915
Intangible assets                                           6,073,135           5,010,833
Accrued interest and other assets                           7,942,871           6,279,864
                                                        -------------       -------------

TOTAL ASSETS                                            $ 791,879,978       $ 691,228,260


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                          March 31           December 31
                                                            1999                1998
                                                        -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Noninterest-bearing demand                      $ 146,896,583       $ 162,393,380
        Money Market and NOW                              144,295,215         142,157,859
        Savings                                            76,005,745          55,148,291
        Time deposits under $100,000                      200,337,555         124,436,631
        Time deposits $100,000 and over                   122,938,440         115,522,088
                                                        -------------       -------------
                   Total Deposits                         690,473,538         599,658,249

Fed funds purchased                                        12,000,000          25,000,000
Capital lease obligations                                   2,896,796           2,886,342
Company-obligated mandatorily redeemable
    Capital Securities of subsidiary trust holding
    solely Subordinated Debentures of the Company          22,400,000                  --
Other Borrowings                                            4,000,000           4,000,000
Accrued interest and other liabilities                      4,330,066           4,081,523
                                                        -------------       -------------
                   Total Liabilities                      736,100,400         635,626,114

Stockholders' Equity:
        Preferred shares, no par value;
          10,000,000 shares authorized;
          issued 0 shares in 1999 and 1998                         --                  --
        Common shares,no par value, Authorized
          25,000,000 in 1999 and 1998,
          Outstanding: 10,846,755 in 1999 and
          10,828,949 in 1998                               53,387,190          50,445,799
        Undivided Profits                                   2,870,658           5,052,917
        Accumulated other comprehensive
          income, net of tax of ($334,104) in
          1999 and $71,437 in 1998                           (478,270)            103,430
                                                        -------------       -------------
                   Total Stockholders' Equity              55,779,578          55,602,146
                                                        -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 791,879,978       $ 691,228,260



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           VIB CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            For the Three Month
                                                                Periods Ended
                                                         --------------------------
                                                          March 31,      March 31,
                                                            1999           1998
                                                         -----------    -----------
Interest Income:
       Interest and Fees on Loans                        $11,808,076    $10,064,911
       Interest on Investment Securities-Taxable           1,676,244      1,279,787
       Interest on Investment Securities-Nontaxable          538,862        242,714
       Other Interest Income                                 394,612        114,432
                                                         -----------    -----------
Total Interest Income                                     14,417,794     11,701,844

Interest Expense:
       Interest on Money Market and NOW                      849,684        696,971
       Interest on Savings Deposits                          399,163        280,735
       Interest on Time Deposits                           3,830,841      2,991,384
       Interest on Other Borrowings                          577,186        133,556
                                                         -----------    -----------
Total Interest Expense                                     5,656,874      4,102,646
                                                         -----------    -----------

Net Interest Income                                        8,760,920      7,599,198

Provision for Credit Losses                                  675,000        705,000
                                                         -----------    -----------

Net Interest Income after Provision for Credit Losses      8,085,920      6,894,198

Non-interest Income:
       Service Charges and Fees                              978,999      1,165,358
       Gain on Sale of Loans and Servicing Fees              431,742        262,514
       Gain on Sale of Securities                                 --             --
       Other Income                                           72,229        128,063
                                                         -----------    -----------
Total Non-interest Income                                  1,482,970      1,555,935

Non-interest Expense:
       Salaries and Employee Benefits                      3,940,746      3,297,122
       Occupancy Expenses                                    644,261        548,673
       Furniture and Equipment                               618,138        558,292
       Other Expenses (note D)                             3,137,651      2,339,456
                                                         -----------    -----------
Total Non-interest Expense                                 8,340,796      6,743,543
                                                         -----------    -----------

Income Before Income Taxes                                 1,228,094      1,706,590

Income Taxes                                                 563,886        547,153
                                                         -----------    -----------

Net Income                                               $   664,208    $ 1,159,437

Per Share Data: (note E)

       Net Income - Basic                                $      0.06    $      0.11

       Net Income - Diluted                              $      0.06    $      0.11



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           VIB CORP AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                                      Common Shares                          Accumulated
                                               ---------------------------                     Other
                                                 Number of                    Undivided     Comprehensive
                                                  Shares         Amount        Profits         Income           Total
                                               ------------   ------------   ------------   -------------    ------------
Balance January 1,1998 (note F)                  10,089,580   $ 46,590,570   $  3,170,790    $    252,269    $ 50,013,629

Comprehensive Income
     Net income                                                                 4,868,441                       4,868,441
     Other comprehensive income
         Unrealized gains on securities,
         net of taxes of $97,191                                                                  139,862         139,862
           Less reclassification
            adjustments for gains
            included in net income, net
            of taxes of $200,622                                                                 (288,701)       (288,701)
                                                                                                             ------------
     Total other comprehensive income                                                                            (148,839)
                                                                                                             ------------
Total Comprehensive income                                                                                      4,719,602

Exercise of warrants                                  2,496         38,513                                         38,513

Cash dividends                                                                    (27,693)                        (27,693)

Stock dividends                                     235,559      2,958,621     (2,958,621)                              0

Exercise of stock options
     Including the realization of
     Tax benefits of $180,000                       185,908        858,095                                        858,095


                                               ------------   ------------   ------------    ------------    ------------
Balance December 31,1998                         10,513,543     50,445,799      5,052,917         103,430    $ 55,602,146

Comprehensive Income
     Net income                                                                   664,208                         664,208
     Other comprehensive income
         Unrealized losses on securities,
         net of taxes of ($405,541)                                                              (581,700)       (581,700)
           Less reclassification
            adjustments for gains included
            in net income,net of taxes of $0                                                           --              --
                                                                                                             ------------
     Total other comprehensive income                                                                            (581,700)
                                                                                                             ------------
Total Comprehensive income                                                                                         82,508

Cash dividends                                                                     (3,142)                         (3,142)

Stock dividend                                      315,925      2,843,325     (2,843,325)                              0

Exercise of stock options                            17,277         97,886                                         97,886

Exercise of stock warrants                               10            180                                            180

                                               ------------   ------------   ------------    ------------    ------------
Balance at March 31,1999                         10,846,755   $ 53,387,190   $  2,870,658    $   (478,270)   $ 55,779,578
                                               ============   ============   ============    ============    ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           VIB CORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the Three-Month
                                                                                   Periods Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                              1999               1998
                                                                          -------------      -------------
Cash flow from operating activities:
Net income (loss)                                                         $     664,208      $   1,159,437
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                              (162,863)           102,004
    Deferred income taxes                                                       185,444            (30,388)
    Provision for credit losses                                                 675,000            705,000
    Originations of loans held for sale                                     (16,778,281)       (12,110,010)
    Proceeds from sale of loans                                              19,292,791         14,717,807
    Net gain on loan sales and securitization                                  (344,797)          (201,205)
    Gain on sale of other real estate owned                                      (2,133)           (19,093)
    Net increase/(decrease) in cash surrender value of life insurance           910,830           (104,926)
    Net realized gains in available for sale securities                              --                 --
    Net amortization of premium/discount on available
      for sale securities                                                        75,764             73,857
    Net change in accrued interest, other assets,
      and other liabilities                                                  (1,736,749)         1,073,373
                                                                          -------------      -------------

       Net cash provided (used ) by operating activities                      2,779,214          5,365,856

    Cash flow from investing activities:
      Purchases of investment securities                                    (72,445,391)       (28,093,045)
      Net cash received from purchase of branches                           110,295,948          6,524,474
      Proceeds from sales of other real estate owned                             53,568            704,440
      Proceeds from sales of investment securities                                   --                 --
      Proceeds from maturities of investment securities                      12,069,995         23,361,044
      Loans granted net of repayments                                       (37,132,749)       (10,466,258)
      Premises and equipment expenditures                                      (424,207)          (519,590)
      Net (increase)/decrease in interest bearing deposits                      (17,391)             1,012
                                                                          -------------      -------------

       Net cash provided (used) by investing activities                      12,399,773         (8,487,923)

    Cash flow from financing activities:
      Net decrease in demand deposits and savings                           (12,950,647)        (9,740,877)
      Net increase/(decrease) in time deposits                               (7,329,016)           142,576
      Net change in capitalized lease obligations                                10,454             11,845
      Net change in fed funds purchased                                     (13,000,000)         1,000,000
      Net change in other borrowings                                                 --          1,000,000
      Proceeds from Capital Securities                                       22,400,000                 --
      Payments for dividends                                                     (3,142)               (26)
      Proceeds from exercise of stock options and warrants                       98,066             22,134
                                                                          -------------      -------------

       Net cash provided (used) by financing activities                     (10,774,285)        (7,564,348)

       Net change in cash and cash equivalents                            $   4,404,702      $ (10,686,415)
                                                                          =============      =============

   Cash and cash equivalents:
        Beginning of period                                               $  35,308,264      $  45,757,468

        End of period                                                     $  39,712,966      $  35,071,053


    Supplemental disclosure of cash flow information:
                            (in Thousands)
    Cash paid for interest expense                                        $   5,546,662      $   4,097,101
    Cash paid (received) for income taxes                                 $       4,000      $     222,431


                 The accompanying notes are an integral part of
                           the financial statements.

                            VIB CORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A) General

See note A of Notes to Financial Statements incorporated by reference in the Company's 1998 Annual Report on Form 10-K for a summary of significant accounting policies.

The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1998 Annual Report to Stockholders, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB CORP include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank ("VIB" or the "Bank"), the Bank of Stockdale ("Stockdale") and Valley Capital Trust (the "Trust"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period's classifications.

 (B) Investment Securities

The Company's investment securities portfolio at March 31, 1999 had a net unrealized loss of approximately $812,000, as compared with a net unrealized gain of approximately $174,000 at December 31, 1998, a change during the three months beginning January 1, 1999 of $986,000. The change for the quarter is attributable to a rising interest rate environment and the recomposition of the portfolio due to the application of funds received in the acquisition of the Hemet branch of Fremont Investment and Loan ("Fremont").

                              INVESTMENT SECURITIES

                                 MARCH 31, 1999

                                              Gross       Gross
                              Amortized    Unrealized   Unrealized       Fair
                                 Cost         Gains       Losses        Value
------------------------------------------------------------------------------
                                            (Dollars in thousands)
U.S. Treasury Securities       $    561     $     29                  $    590
U.S. Government and
    Agency Securities            82,989           --          671       82,318
State and Political Subd         57,010           47           --       57,057
Mortgage-Backed Securities       38,488           26          243       38,271
Other Equity                      6,135           --           --        6,135
                               --------     --------     --------     --------

                               $185,183     $    102     $    914     $184,371

                                DECEMBER 31, 1998

                                                 Gross          Gross
                                Amortized      Unrealized     Unrealized        Fair
                                   Cost          Gains          Losses         Value
--------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
U.S. Treasury Securities         $    550       $     37                      $    587
U.S. Government and
    Agency Securities              44,384            114            133         44,365
State and Political Subd           38,052            450            263         38,239
Mortgage-Backed Securities         35,870             98            129         35,839
Other Equity                        6,029             --             --          6,029
                                 --------       --------       --------       --------

                                 $124,885       $    699       $    525       $125,059

Investment securities carried at approximately $115,702,000 and $72,237,000, at March 31, 1999 and December 31, 1998, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


(C) Loans

The Company's loan portfolio consists primarily of loans to borrowers within southern California, Las Vegas, Nevada and Yuma, Arizona. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company's market areas. As a result, the Company's loan and collateral portfolio are, to some degree, concentrated in those industries.

The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At March 31, 1999 and December 31, 1998 the Company was servicing approximately $108,978,000 and $121,628,000, respectively, in loans previously sold.


A summary of the changes in the allowance for credit losses follows:

                                                        March 31, 1999      December 31, 1998
                                                        --------------      -----------------
                                                               (Dollars in thousands)
Balance at beginning of year                                $4,296                 $3,145
Additions to the allowance charged to expense                  675                  2,704
Recoveries on loans charged off                                 12                    178
Loans charged off                                              169                  1,731
                                                            ------                 ------

Balance at end of period                                    $4,814                 $4,296

A summary of nonperforming loans and assets follows:

                                                   March 31, 1999     December 31, 1998
                                                   --------------     -----------------
                                                         (Dollars in thousands)
Non-accrual loans                                      $4,180                $4,315
Loans 90 days past due and still accruing                 640                   567
                                                       ------                ------
    Total nonperforming loans                           4,820                 4,882

Other Real Estate Owned                                 1,065                 1,071
                                                       ------                ------
    Total nonperforming assets                         $5,885                $5,953

Nonperforming loans to total ending loans                 .90%                  .97%
Nonperforming assets to total loans and
    Other Real Estate Owned                              1.10%                 1.18%

(D)  Other Expenses

Other expenses for the periods indicated are as follows:

                                     March 31, 1999      March 31, 1998
                                     --------------      --------------
                                            (Dollars in thousands)
Data Processing                         $  559                $  370
Advertising                                123                   136
Legal and Professional                     375                   385
Regulatory Assessments                      54                    45
Insurance                                   42                    60
Amortization of Intangibles                 96                    88
Office Expenses                            468                   433
Promotion                                  380                   349
Merger Related                             657
Other                                      384                   473
                                        ------                ------

    Total Other Expenses                $3,138                $2,339

(E)  Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 10,842,753 for the three months ended March 31, 1999 and 10,637,656 for the three months ended March 31, 1998, respectively.

Diluted earnings per share for the three month periods ended March 31, 1999 and 1998, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

(F)  Stockholders' Equity

On January 28, 1999 the Bank of Stockdale, F.S.B., Bakersfield, California, became the Company's wholly-owned subsidiary in a stock-for-stock merger transaction pursuant to a definitive agreement entered into on September
15, 1998. The Company issued 2,355,334 shares of its common stock for all of the Bank of Stockdale's issued and outstanding shares of common stock. The Bank of Stockdale will continue to operate as a separate, wholly owned subsidiary under its current name and federal savings bank charter. The merger was accounted for utilizing the pooling of interests method of accounting and all prior period financial information has been restated to reflect consolidated financial information. The Bank of Stockdale's total stockholder's equity at the time of merger was $9,759,619.

(G)  Supplemental Disclosure of Combined Results

The following table summarizes the separate results of the combined entities for the periods shown prior to the merger with Bank of Stockdale:

                                                    Three Months Ended March 31,
                                                       1999              1998
                                                    -----------       ----------
                                                       (Dollars in thousands)
Interest and Noninterest Income:
     The Company -- Pre-merger                      $     3,847       $   10,327
     Bank of Stockdale -- Pre-merger                        991            2,931
     The Company -- Post-merger                          11,063              --
                                                    -----------       ----------
                         Total                      $    15,901       $   13,258
                                                    ===========       ==========

Net Income:
     The Company -- Pre-merger                      $       343       $      934
     Bank of Stockdale -- Pre-merger                       (423)             225
     The Company -- Post-merger                             744              --
                                                    -----------       ----------
                         Total                      $       664       $    1,159
                                                    ===========       ==========

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


GENERAL

During the first quarter of 1999 VIB Corp's financial performance was highlighted by a significant increase in core earnings growth, the acquisition of its second bank subsidiary, Bank of Stockdale, headquartered in Bakersfield, California, the addition of a new market maker, Sandler O'Neil of New York, New York, and the acquisition by the Company's subsidiary, Valley Independent Bank, a branch, of location in Hemet, California.

VIB Corp was incorporated on November 7, 1997 under the Laws of the State of California at the direction of the Board of Directors of Valley Independent Bank for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of Valley Independent Bank's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of Valley Independent Bank's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase Valley Independent Bank's Common Stock, issued in connection with the Bank's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock.

On September 15, 1998, VIB Corp and Bank of Stockdale, F.S.B., Bakersfield, California, entered into an Agreement and Plan of Reorganization pursuant to which Bank of Stockdale would become a wholly-owned subsidiary of VIB Corp and continue to operate under its federal stock savings bank charter. As a result of the merger, the Company acquired total assets of $144.4 million, comprising $9.1 million in cash and due from banks, $23.5 million in securities and investments, $102.4 million in net loans and $9.4 million in other assets. Total liabilities assumed amounted to $134.6 million, of which $128.9 million comprised deposits. The remainder represented other borrowed funds and other liabilities.

The Stockdale Merger was accounted for as a pooling of interest. The Company issued 2,355,430 shares of its Common Stock in exchange for all 1,212,265 shares of Stockdale's issued and outstanding common stock (at an exchange ratio of 1.943 to 1). Additionally Mr. Ed Hickman, Stockdale's President and Chief Executive Officer and one of its Directors, was added to the Company's Board of Directors.

On September 22, 1998 VIB entered into a branch acquisition agreement with Fremont Investment & Loan, to acquire certain of the assets and to assume certain of the liabilities of Fremont's Hemet branch office, including substantially all the deposits of the branch. On January 22, 1999, the acquisition was consummated. VIB assumed approximately $112 million in deposits and the lease on the branch premises, and acquired approximately $27,000 in loans as well as cash on hand and fixtures and equipment associated with the branch. The consideration paid amounted to approximately $1.12 million.

In connection with the branch acquisition by Valley Independent Bank it was anticipated that VIB would require additional capitalization. On February 5, 1999, the Company raised approximately $22.4 million in net proceeds from an offering of up to $23 million of Capital Securities in a private placement. The proceeds were to be used to increase Valley Independent Bank's capital by at least $8.5 million with the balance to be used for general corporate purposes. On December 19, 1998, the Company formed a wholly-owned business trust subsidiary, Valley Capital Trust, pursuant to the laws of the state of Delaware. The Company formed the Trust for the specific purpose of (1) investing in the Company's 9.00 percent Junior Subordinate Debentures (the "Debentures"), due February 5, 2029; (2) selling 9.00 percent Cumulative Capital Securities (the "Capital Securities"), representing a 97 percent beneficial interest in the Debentures owned by the Trust; and (3) issuing beneficial interest in the Debentures owned by the Trust.

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

Consolidated net income for the quarter ended March 31, 1999, adjusted for merger and related non-recurring costs, was $1.4 million or $.13 per share fully diluted based upon average shares outstanding of 11,034,143. This compares with net income of $1.2 million or $.11 per share fully diluted based upon the average shares outstanding of 11,108,038 for the same period in 1998. After merger and related non-recurring costs, net income for the period ending March 31, 1999 was $.7 million or $.06 per share fully diluted.

On March 23, 1999, the Board of Directors approved a 3% stock dividend for shareholders of record on May 14, 1999. All per share figures have been retroactively adjusted for this and previous stock dividends and splits.

Total gross loans at March 31, 1999 were $536.3 million, which represented an increase of $35.0 million or 7.0% from December 31, 1998. Since March 31, 1998, total gross loans have increased $114.3 million or 27.1%.

Total deposits at March 31, 1999 increased $90.8 million or 15.1% from year-end 1998 to $690.5 million. This increase includes the assumption of deposits acquired from Fremont Investment & Loan, discussed earlier, and the normal seasonal deposit cycle experienced in the Imperial, Coachella and Central Valleys as it relates to the local agricultural business cycle. Total deposits, compared to March 31, 1998, increased $165.1 million or 31.4%.


YEAR 2000 READINESS COMPLIANCE

Many computer systems will not properly recognize date sensitive information when the date changes to the year 2000 ("Y2K"). Computer systems that do not properly recognize the year 2000 could generate erroneous data or cause the system to fail. Those computer systems will have to be modified or replaced prior to the year 2000 in order to remain functional.

During 1996 VIB began the process of identifying and addressing issues surrounding the year 2000 and their impact on the Bank's operations. That process continued through 1997 during which VIB conducted a comprehensive review of its computer systems to identify applications that would be affected by the year 2000 issue and VIB developed an implementation plan to bring VIB's systems into compliance prior to the year 2000. VIB's compliance program includes review of bank-wide computer processing systems as well as review of third party vendors' interface systems and review of large corporate borrowers' systems. During 1997 VIB completed the assessment phase of its program and during 1998, began the implementation and validation of hardware and software upgrades, system replacements, vendor certifications and other associated changes. VIB anticipates that final implementation and validation will occur in early 1999, with final certification of all internal systems by no later than June 30, 1999. Simultaneously, VIB has been evaluating the impact of year 2000 compliance on large corporate customers as well as the third party vendors.

As of March 1999, VIB has completed its assessment of year 2000 risk in this regard and has established a reserve of $600,000 and liquidity policies to mitigate this risk. The ongoing assessment on this risk is monitored on a monthly basis with appropriate adjustments to reserves, as required. While management considers the $600,000 in reserves adequate as of March 31, 1999, such amount is subject to change based on an ongoing review. Consequently, the amount provided at March 31, 1999, should not be interpreted as indicative of future adequacy.

VIB has established detailed contingency plans for all mission critical and secondary operating systems. Trigger dates have been established for activating any required contingency plan. VIB has also established a Business Resumption Plan specific to year 2000, which is coordinated with VIB's Disaster Recovery Plan. An additional measure taken by VIB has been to establish a currency contingency plan, which addresses the potential failure of the commercial payment systems (electronic funds transfer, automated teller machines, and point of sale equipment). This plan also addresses the increasing speculation regarding short and long-term unavailability of certain consumer goods, which may prompt people to accumulate or hoard cash in quantities sufficient to meet their perceived needs for a month or more. This plan addresses potential customer fears by establishing procedures to provide for any extreme demand for cash.

VIB is currently on schedule to implement the systems and programming changes necessary to address the year 2000 issue and does not believe that the costs of such actions will have a material effect on VIB's results of operations or financial condition. VIB has expended $225,000 through March 31, 1999 and expects to spend an additional $196,000 in 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementations of such changes, and VIB's inability to implement such changes could have an adverse effect on the Company's future results of operations. Similarly, there can be no assurance that third party vendors' systems will be year 2000 compliant and, consequently, VIB could incur incremental costs to convert to other vendors.

Bank of Stockdale engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. As such, a primary focus of Stockdale's Year 2000 compliance program is to monitor the progress of its software providers toward Year 2000 compliance and to prepare and test future-date sensitive data of Stockdale in simulated processing.

Stockdale's Year 2000 compliance program has been divided into the following phases: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to
Stockdale: (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

As part of the ongoing supervision of the banking industry, bank regulatory agencies are continuously surveying Stockdale's progression and results in each of the phases.

In the first phase of Stockdale's Year 2000 compliance program, Stockdale conducted a thorough inventory of current information technology systems, software, and embedded technologies that could be affected by year 2000 issues. Non-information technology systems such as climate control systems, telephone systems, vault and building security equipment were also surveyed. This stage of the Year 2000 compliance program is complete.

In phase two of Stockdale's Year 2000 compliance program, results from the inventory were assessed and evaluated to determine the Year 2000 impact and necessary actions required to obtain Year 2000 compliance. Stockdale divided the results of the inventory into two principal categories - those information technology systems that are considered by Stockdale to be "mission critical", and those that are not. Stockdale defines a "mission critical system" as a system that is vital to the successful continuance of Stockdale's core business and/or maintaining customer account integrity. Stockdale has identified 16 mission critical systems that could be affected by Year 2000 issues. To obtain Year 2000 compliance for these mission critical systems, Stockdale has opted to upgrade or replace all such systems that are determined not to be Year 2000 compliant.

Phase three of Stockdale's Year 2000 compliance program includes the upgrading, replacement and/or retirement of systems and testing. Stockdale will first address mission critical systems and then non-mission critical systems. This phase of the Y2K compliance program is ongoing and is scheduled to be completed during the first six months of 1999. For Stockdale's internal systems, necessary actions primarily consist of upgrading computer hardware and equipment. Such hardware upgrades should be completed by September 30, 1999. Stockdale estimates that 95% of its third party software upgrades have been completed. Testing of updated or new systems is ongoing and scheduled to be completed by June 30, 1999. "Future-date" testing of upgrades and/or replacements is being conducted along with test to ensure integration with Stockdale's overall data processing environment. As of March 31, 1999, Stockdale estimates that testing of mission critical systems was 81% completed.

The fourth phase of Stockdale's Y2K compliance program, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers, borrowers, and customers at the direct interface level as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunications companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. Evaluation of critical Stockdale customers and borrowers was completed in November 1998 and updated for new customers through March 31, 1999. In this regard a reserve of $80,000 was established in 1999. Evaluations of other critical third parties are scheduled for completion by June 30, 1999. No problems have been identified to date.

These evaluations will be followed with contingency plans, which are ongoing and scheduled to be completed in the second quarter 1999, with follow up reviews scheduled through the remainder of 1999.

The final phase of Stockdale's Y2K compliance program relates to contingency plans. Stockdale maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded to address Y2K-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems and contingency plan integration testing identify additional business functions at risk. Such enhancements to existing plans will likely include remediation of systems, reinstallation of software, installation of third-party vendor software or some combination of alternatives.

As Stockdale relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 compliance program has been and will continue to be the reallocation of internal resources for testing and for the purchase of computer hardware and, therefore, does not represent incremental expense to Stockdale. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware is approximately $240,000 of which approximately $181,000 had been expended through March 31, 1999. Stockdale's total costs associated with required modifications to be Year 2000 compliant is not expected to be material to its results of operations, liquidity and capital resources.


NET INTEREST INCOME

Average interest earning assets totaled $693.9 million during the first quarter in 1999, an increase of $187.5 million or 37.0% compared to the same period last year. All comparative areas of earning assets grew significantly. This growth was highlighted by an increase in average total loans of $93.9 million or 23.3% to $497.6 million. Average interest bearing liabilities in the first quarter of 1999 increased $164.8 million or 42.3% to average $554.6 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $141.7 million or 36.8% to $524.5 million. Average borrowed funds increased $23.6 million or 363.1% to $30.1 million during the same time frame. These comparative changes in average deposits and borrowed funds include the effects of the branch acquisition and issuance of the Capital Securities, respectively, discussed earlier.

Interest income for the quarter ended March 31, 1999 was $14.4 million, an increase of $2.7 million or 23.2% compared to the first quarter in 1998. The increase in interest income was primarily the result of the volume increases previously discussed. This increase was partially offset by a decreased interest rate environment. The yield on interest earning assets decreased 94 basis points to 8.43% in the first quarter of 1999 from 9.37% for the comparative period last year.

Interest expense increased $1.6 million or 37.9% during the quarter ended March 31, 1999 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest bearing categories as well as a deposit mix shift towards the higher interest bearing categories. This increase was partially impacted by a lower interest rate environment. The cost of interest bearing funds decreased 13 basis points from 4.27% during the first quarter of 1998 to 4.14% for the quarter ended March 31, 1999.

Net interest income was $8.8 million for the first quarter in 1999, representing an increase of $1.2 million or 15.3% from the quarter ended March 31, 1998. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities decreased to 4.29% for the period ending March 31, 1999, compared to 5.10% for the same period in 1998. Net interest income as a percentage of average interest earning assets, or the net interest margin, decreased to 5.12% for the quarter ending March 31, 1999, compared to 6.09% for the quarter ending March 31, 1998. A lower interest rate environment and a shift in the deposit mix towards the higher interest bearing categories and the issuance of the Capital Securities, offset by the relatively greater increases in interest earning assets than in interest bearing liabilities and the greater proportionate growth in loans, the highest yielding assets, were the primary reasons for the comparative decrease in yield for both the net interest spread and the net interest margin.


PROVISION FOR CREDIT LOSSES

The allowance for credit losses at March 31, 1999 was $4.8 million, compared to $3.7 million at March 31, 1998, an increase of $1.1 million or 29.7%. As a percent of total loans, the allowance was .90% at March 31, 1999, compared to
 .87% at March 31, 1998.

The provision for credit losses was $675,000 for the first quarter of 1999, compared with $705,000 provided for the quarter ended March 31, 1998, a decrease of 4.3%.

Total non-performing loans as of March 31, 1999 were $4.8 million as compared to $6.8 million at March 31, 1998. Non-performing loans decreased $62,000 from December 31, 1998 during the current first quarter.

Net charge-offs were $157,000 for the quarter ended March 31, 1999. This represents a decrease of $12,000 when compared to $169,000 in net charge offs for the same period in 1998.

The subsidiary banks have an established standard process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of their respective loan portfolios, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by individual loan with general allocations assigned to the various loan categories. Loans classified by the subsidiary banks' internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

Management of the Company believes the consolidated allowance at March 31, 1999, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary Banks' loan portfolios.


NON-INTERST INCOME

Total non-interest income amounted to $1,483,000 for the quarter ended March 31, 1999 representing a decrease of $73,000 or 4.7% compared with the same period in the prior year. A $186,000 decrease in service charges on deposits as well as a $56,000 decrease in other income related to a one-time prior period insurance recovery, partially offset by an increase of $169,000 in the gain on sale of small business government guaranteed loans were the primary reasons for the decrease in non-interest income.


NON-INTEREST EXPENSE

Total non-interest expense in the first quarter of 1999 was $8.3 million, an increase of $1.6 million or 23.7% as compared to the same period in 1998.

Salary expense during the first quarter of 1999 was $3.0 million, an increase of $.5 million or 19.7% over the comparable period in 1998. The growth in salary expense is attributable to staffing additions related to the 1998 Palm Springs, California branch acquisition from Palm Desert National Bank, the previously discussed Hemet, California branch acquisition from Fremont Investment & Loan, merit increases, paid commissions and performance incentives.

Employee benefits expense was $1.0 million for the period ending March 31, 1999, an increase of $155,000 or 18.9% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed staffing additions, increased 401K and ESOP funding costs and increases in medical insurance expense.

Occupancy expense was $664,000 for the period ended March 31, 1999, an increase of $116,000 or 21.1% as compared to the first quarter in 1998. Furniture and equipment expense was $618,000 for the first quarter in 1999, an increase of $60,000 or 10.7% from the same period in 1998. These increases were primarily the result of the acquisitions previously discussed, increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $3.1 million during the quarter ended March 31, 1999, an increase of $798,000 or 34.1% from the same period in the prior year. Increases in data processing as well as $699,000 in merger and related non-recurring expenses were the primary causes for the increase in this category.


INCOME TAXES

Income tax expense for the three months ending March 31, 1999 was $564,000 as compared with $547,000 for the same period in 1998. The slight increase in expense was primarily attributable to a $221,000 increase in taxable operating income adjusted for 699,000 in non-tax deductible merger and related non-recurring costs, offset by a decrease in the Company's adjusted effective tax rate from 32.1% for the quarter ended March 31, 1998 to 29.3% for the quarter ended March 31, 1999. The effective tax rate decrease was primarily the result of increases in non-taxable investment interest income.


CAPITAL RESOURCES

Total stockholders' equity as of March 31, 1999 was $55.8 million which represented an increase of $177,000 from December 31, 1998 and $5.3 million from March 31, 1998. The increase since December 31, 1998 included $664,000 in net income and a $582,000 decrease in the cumulative unrealized gain on securities classified as available for sale. The increase since March 31, 1998 included $4.4 million in net income and a $.7 million decrease in the cumulative unrealized gain on securities classified as available for sale.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At March 31, 1999 the Tier 1 and total risk based capital ratios were 11.51% and 12.52% respectively, compared to 8.67% and 10.33% respectively, at March 31, 1998. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 9.16% at March 31, 1999, compared to 8.03% at March 31, 1998. The Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company's consolidated liquidity position, enhanced by the Fremont Investment & Loan branch acquisition, remained adequate to meet future contingencies. At March 31, 1999 the Company had $6.7 million in net federal funds purchased outstanding. This compared to $.4 million in federal funds purchased outstanding at March 31, 1998. Since December 31, 1998, net Federal Funds purchased have decreased $15.1 million. The Company's consolidated liquidity ratio at March 31, 1999 was 27.9%. This ratio represented an increase from 22.3% at March 31, 1998 and an increase from 22.4% at December 31, 1998.

The Company's subsidiary banks' Asset/Liability Committees ("ALCO") function to manage the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet funding commitments present and in the future is the measure of liquidity. Liquidity is also needed to meet borrowing needs, deposit withdrawals and asset growth. The subsidiaries develop liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

The subsidiaries' ALCO manages the interest rate sensitivity or repricing characteristics of their assets and liabilities. The primary source of earnings for the subsidiaries is net interest income, which is subject to movements in interest rates. To minimize the effect of changes in rates, the balance sheet requires structuring in order that the repricing opportunities for both assets and liabilities exist in nearly equivalent amounts and at approximately similar time intervals. Interval differences may exist at times creating interest sensitivity gaps, which represent the difference between interest sensitive assets and interest sensitive liabilities. These gaps are static in nature and do not consider future activity. As such, these gap measurements serve best as an indicator for potential interest rate exposure.

The sensitivity to interest rate fluctuations is measured in several time frames. Various strategies such as liability cost administration and redeployment of asset maturities are utilized to preserve interest income from the effect of changes in interest rates. The gap positions are monitored as a function of the asset and liability management process. The monitoring process includes the use of periodic simulated business forecasts, which incorporate various interest rate environments. Financial modeling is utilized to assist management in maintaining consistent earnings in an environment of changing interest rates.

The Company's subsidiaries do not maintain a trading account for any class of financial instrument nor do they engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the subsidiaries are not subject to foreign currency exchange rate risk or commodity price risk.

In addition to gap measurement, the subsidiaries ALCO are further responsible for the measurement of interest rate risk, i.e., the risk of loss in value due to changes in interest rates. The respective ALCO monitor and consider methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The subsidiary bank ALCO attempts to manage the various components of their respective balance sheets to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The subsidiary banks' exposure to interest rate risk is reviewed on a periodic basis by their respective Boards of Directors and the ALCO. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its assets and liability mix to bring interest rate risk within Board-approved limits.

The subsidiary banks utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The subsidiary banks' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates. The following tables present the VIB's projected changes in NPV and net interest income for the various rate shock levels as of March 31, 1999 and the Bank of Stockdale's as of December 31, 1998.


                             VALLEY INDEPENDENT BANK
                          Change in Net Portfolio Value
                                at March 31, 1999

                                        NET PORTFOLIO          ACTUAL           PERCENTAGE
CHANGE IN INTEREST RATES                    VALUE              CHANGE             CHANGE
------------------------                -------------       --------------      ----------
                                                        (Dollars in thousands)
300 basis point rise                      $60,624             $(13,686)          -18.42%
200 basis point rise                       64,735               (9,575)          -12.89%
100 basis point rise                       69,319               (4,991)           -6.72%
Base Rate Scenario                         74,310                   --               --
100 basis point decline                    76,961                2,651             3.57%
200 basis point decline                    78,972                4,662             6.27%
300 basis point decline                    81,527                7,217             9.71%

                          Change in Net Interest Income
                                at March 31, 1999

                                        NET INTEREST           ACTUAL           PERCENTAGE
CHANGE IN INTEREST RATES                   INCOME              CHANGE             CHANGE
------------------------               --------------       --------------      ----------
                                                       (Dollars in thousands)
300 basis point rise                        $30,304             $  (306)           -1.00%
200 basis point rise                         30,449                (1610           -0.53%
100 basis point rise                         30,553                 (57)           -0.19%
Base Rate Scenario                           30,610                  --               --
100 basis point decline                      29,906                (704)           -2.30%
200 basis point decline                      29,264              (1,346)           -4.40%
300 basis point decline                      27.948              (2,662)           -8.70%

                                BANK OF STOCKDALE
                          Change in net Portfolio Value
                              AT December 31, 1998

                                        NET PORTFOLIO            ACTUAL         PERCENTAGE
CHANGE IN INTEREST RATES                    VALUE                CHANGE           CHANGE
------------------------                -------------       --------------      ----------
                                                        (Dollars in thousands)
300 basis point rise                        $ 7,959             $(5,092)          -39.02%
200 basis point rise                          9,734              (3,317)          -25.42%
100 basis point rise                         11,452              (1,599)          -12.25%
Base Rate Scenario                           13,051                  --               --
100 basis point decline                      14,574               1,523            11.67%
200 basis point decline                      16,365               3,314            25.39%
300 basis point decline                      18,663               5,612            43.00%


                          Change in Net Interest Income
                              at December 31, 1998

                                       NET INTEREST             ACTUAL          PERCENTAGE
CHANGE IN INTEREST RATES                  INCOME                CHANGE            CHANGE
------------------------              --------------        --------------      ----------
                                                        (Dollars in thousands)
300 basis point rise                         $6,970                $ 507            7.84%
200 basis point rise                          6,798                  335            5.18%
100 basis point rise                          6,623                  160            2.48%
Base Rate Scenario                            6,463                   --              --
100 basis point decline                       6,281                 (182)          -2.82%
200 basis point decline                       6,368                  (95)          -1.47%
300 basis point decline                       6,176                 (287)          -4.44%


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

At March 31, 1999 the Company had adequate liquidity to meet its anticipated funding needs.


INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.6% at March 31, 1999, reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information in response to this form is included in Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         To the best of the Company's knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property or business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         On January 12, 1999, the shareholders of the Company held a Special Meeting for the purpose of approving the acquisition of Bank of Stockdale, F.S.B. As of the record date for the Special Meeting there were 7,896,533 shares outstanding. At the Special Meeting, 4,582,101 shares were cast in favor of the resolutions approving the acquisition, 239,736 shares were cast against, and 46,720 shares abstained from voting.

ITEM 5.  OTHER INFORMATION
-------  -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)      Exhibits:

         The following exhibits are filed as a part of this report:

Regulation S-K
Exhibit No.                                 Description                                          Page
--------------                              -----------                                          ----
  27                                   Financial Data Schedule                                    27

         (b)      Current Reports on Form 8-K:

         During the quarter ended March 31, 1999 the Company filed Current Reports on Form 8-K as follows:

Description                                                                                     Date of Report
-----------                                                                                     --------------

Shareholder and regulatory approvals to acquire Bank of Stockdale                             January 14, 1999

Private placement offering of Capital Securities and issuance of Debentures to                February 5, 1999
subsidiary business trust

Consummation of Bank of Stockdale acquisition and Hemet branch acquisition                    February 9, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VIB CORP

Date:  May 14, 1999

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