Form 10-Q
period 1999-06-30
VIB CORP
filed 1999-08-12
CIK 1051345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ___________________ to  ___________________

                          Commission File Number: 333-43021

                                    VIB Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                                                             33-0780371
----------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (IRS Employer Identification No.)


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

Yes [X]   No [ ]


                            APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,856,068 shares as of July 31, 1999.

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended June 30, 1999 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended June 30, 1999 have been made. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

Part 1. - Financial Information
Item 1. - Financial Statements


                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                        June 30,1999 and December 31,1998
                                   (Unaudited)


                                                               June 30               December 31
                                                                 1999                    1998
                                                            -------------           -------------
ASSETS

Cash and due from banks                                     $  42,305,387           $  32,058,948
Federal funds sold                                              2,387,304               3,249,316
                                                            -------------           -------------
                   Total cash and cash equivalents             44,692,691              35,308,264

Interest bearing deposits                                         739,244                 722,559
Investment Securities (note B)                                181,223,581             125,058,559

Loans: (note C)
        Commercial                                             93,977,468              72,319,129
        Agricultural                                           41,582,197              44,331,588
        Real estate-construction                               79,863,377              61,679,821
        real estate-other                                     314,122,504             276,303,688
        Consumer                                               47,193,441              46,719,192
                                                            -------------           -------------
                   Total Loans                                576,738,987             501,353,418

Net deferred loan fees                                         (3,115,748)             (3,524,697)
Allowance for credit losses                                    (5,041,205)             (4,296,414)
                                                            -------------           -------------
                   Net Loans                                  568,582,034             493,532,307

Premises and equipment                                         12,335,000              12,426,157
Other real estate owned                                           643,397               1,071,064
Cash surrender life insurance                                   7,833,848               8,642,738
Deferred tax asset                                              5,236,699               3,175,915
Intangible assets                                               5,904,929               5,010,833
Accrued interest and other assets                               8,517,567               6,279,864
                                                            -------------           -------------

TOTAL ASSETS                                                $ 835,708,990           $ 691,228,260


   The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                        June 30,1999 and December 31,1998
                                   (Unaudited)


                                                               June 30               December 31
                                                                 1999                    1998
                                                            -------------           -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Noninterest-bearing demand                          $ 158,352,989           $ 162,393,380
        Money Market and NOW                                  137,313,927             142,157,859
        Savings                                                76,211,379              55,148,291
        Time deposits under $100,000                          182,173,063             124,436,631
        Time deposits $100,000 and over                       121,478,486             115,522,088
                                                            -------------           -------------
                   Total Deposits                             675,529,844             599,658,249

Fed funds purchased                                            63,500,000              25,000,000
Capital lease obligations                                       2,907,591               2,886,342
Company-obligated mandatorily redeemable
    Capital Securities of subsidiary trust holding
    solely Subordinated Debentures of the Company              22,400,000                       -
Other Borrowings                                               11,500,000               4,000,000
Accrued interest and other liabilities                          4,138,495               4,081,523
                                                            -------------           -------------
                   Total Liabilities                          779,975,930             635,626,114

Stockholders' Equity:
        Preferred shares, no par value;
          10,000,000 shares authorized;
          issued 0 shares in 1999 and 1998                              -                       -
        Common shares,no par value, Authorized
          25,000,000 in 1999 and 1998,
          Outstanding: 10,855,499 in 1999 and
          10,828,949 in 1998                                   53,615,245              50,445,799
        Undivided Profits                                       4,401,834               5,052,917
        Accumulated other comprehensive
          income, net of tax of ($1,590,830) in
          1999 and $71,437 in 1998                             (2,284,019)                103,430
                                                            -------------           -------------
                   Total Stockholders' Equity                  55,733,060              55,602,146
                                                            -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 835,708,990           $ 691,228,260


   The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                               For the Three Month                For the Six Month
                                                                  Periods Ended                     Periods Ended
                                                             June 30,         June 30,         June 30,         June 30,
                                                               1999             1998             1999             1998
                                                           -----------      -----------      -----------      -----------
Interest Income:
       Interest and Fees on Loans                          $13,050,330      $10,719,634      $24,858,406      $20,784,545
       Interest on Investment Securities-Taxable             1,834,827        1,222,412        3,511,071        2,502,199
       Interest on Investment Securities-Nontaxable            634,018          268,626        1,172,880          511,340
       Other Interest Income                                    73,179           69,517          467,791          183,949
                                                           -----------      -----------      -----------      -----------
Total Interest Income                                       15,592,354       12,280,189       30,010,148       23,982,033

Interest Expense:
       Interest on Money Market and NOW                        814,696          774,393        1,664,380        1,471,364
       Interest on Savings Deposits                            399,431          298,397          798,594          579,132
       Interest on Time Deposits                             3,833,127        3,086,476        7,663,968        6,077,860
       Interest on Other Borrowings                          1,183,748          154,991        1,760,934          288,547
                                                           -----------      -----------      -----------      -----------
Total Interest Expense                                       6,231,002        4,314,257       11,887,876        8,416,903
                                                           -----------      -----------      -----------      -----------

Net Interest Income                                          9,361,352        7,965,932       18,122,272       15,565,130

Provision for Credit Losses                                    675,000          660,000        1,350,000        1,365,000
                                                           -----------      -----------      -----------      -----------

Net Interest Income after Provision for Credit Losses        8,686,352        7,305,932       16,772,272       14,200,130

Non-interest Income:
       Service Charges and Fees                              1,192,229        1,107,480        2,171,228        2,272,838
       Gain on Sale of Loans and Servicing Fees                427,410          470,049          859,152          732,563
       Gain on Sale of Securities                                6,251                -            6,251                -
       Other Income                                            115,713          251,771          187,942          379,834
                                                           -----------      -----------      -----------      -----------
Total Non-interest Income                                    1,741,603        1,829,300        3,224,573        3,385,235

Non-interest Expense:
       Salaries and Employee Benefits                        3,784,067        3,482,588        7,724,813        6,779,710
       Occupancy Expenses                                      654,548          592,279        1,298,809        1,140,952
       Furniture and Equipment                                 594,743          567,773        1,212,881        1,126,065
       Other Expenses (note D)                               2,816,256        2,446,183        5,953,907        4,785,639
                                                           -----------      -----------      -----------      -----------
Total Non-interest Expense                                   7,849,614        7,088,823       16,190,410       13,832,366
                                                           -----------      -----------      -----------      -----------

Income Before Income Taxes                                   2,578,341        2,046,409        3,806,435        3,752,999

Income Taxes                                                   849,710          685,467        1,413,596        1,232,620
                                                           -----------      -----------      -----------      -----------

Net Income                                                 $ 1,728,631      $ 1,360,942      $ 2,392,839      $ 2,520,379


Per Share Data: (note E)

       Net Income - Basic                                  $      0.16      $      0.13      $      0.22      $      0.24

       Net Income - Diluted                                $      0.16      $      0.12      $      0.22      $      0.23


   The accompanying notes are an integral part of the consolidated financial statements.

                            VIBCORP AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity




                                                           Common Shares                            Accumulated
                                                 ------------------------------                        Other
                                                    Number of                         Undivided     Comprehensive
                                                     Shares           Amount           Profits          Income           Total
                                                 -------------     ------------     ------------    --------------    -----------

Balance January 1,1998 (note F)                     10,089,580     $ 46,590,570     $  3,170,790     $    252,269     $ 50,013,629

Comprehensive Income
      Net income                                                                       4,868,441                         4,868,441
      Other comprehensive income
          Unrealized gains on securities, net
          of taxes of $97,191                                                                             139,862          139,862
            Less reclassification adjustments
            for gains included in net income,
            net of taxes of $200,622                                                                     (288,701)        (288,701)
                                                                                                                      ------------
      Total other comprehensive income                                                                                    (148,839)
                                                                                                                      ------------
Total Comprehensive income                                                                                               4,719,602

Exercise of warrants                                     2,496           38,513                                             38,513

Cash dividends                                                                           (27,693)                          (27,693)

Stock dividends                                        235,559        2,958,621       (2,958,621)                                0

Exercise of stock options
      Including the realization of
      Tax benefits of $180,000                         185,908          858,095                                            858,095


                                                  ------------     ------------     ------------     ------------     ------------
Balance December 31,1998                            10,513,543       50,445,799        5,052,917          103,430     $ 55,602,146

Comprehensive Income
      Net income                                                                       2,392,839                         2,392,839
      Other comprehensive income
          Unrealized losses on securities, net
          of taxes of ($1,593,018)                                                                     (2,383,386)      (2,383,386)
            Less reclassification adjustments
            for gains included in net income,
            net of taxes of $2,188                                                                         (4,063)          (4,063)
                                                                                                                      ------------
      Total other comprehensive income                                                                                  (2,387,449)
                                                                                                                      ------------
Total Comprehensive income                                                                                                   5,390

Cash dividends                                                                           (17,053)                          (17,053)

Stock dividend                                         314,480        3,026,870       (3,026,870)                                0

Exercise of stock options                               27,466          142,396                                            142,396

Exercise of stock warrants                                  10              180                                                180

                                                  ------------     ------------     ------------     ------------     ------------
Balance at June 30, 1999                            10,855,499     $ 53,615,245     $  4,401,833     ($ 2,284,019)    $ 55,733,059
                                                  ============     ============     ============     ============     ============







      The accompanying notes are an integral part of the consolidated financial statements.

                            VIBCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in Thousands)


                                                                                    For the Six-Month
                                                                                     Periods Ended
                                                                                        June 30,
                                                                           ---------------------------------
                                                                                1999                1998
                                                                           -------------       -------------
Cash flow from operating activities:
Net income                                                                 $   2,392,839       $   2,520,379
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                               (199,209)            308,965
    Deferred income taxes                                                       (334,115)             (2,832)
    Provision for credit losses                                                1,350,000           1,365,000
    Originations of loans held for sale                                      (36,041,749)        (28,430,928)
    Proceeds from sale of loans                                               43,022,281          34,065,782
    Net gain on loan sales and securitization                                   (681,705)           (529,205)
    Gain on sale of other real estate owned                                      (45,401)           (170,169)
    Net increase/(decrease) in cash surrender value of life insurance            808,890            (226,732)
    Net realized gains in available for sale securities                           (6,251)                  -
    Net amortization of premium/discount on available
      for sale securities                                                        123,410              94,573
    Net change in accrued interest, other assets,
      and other liabilities                                                   (2,332,091)            328,231
                                                                           -------------       -------------

       Net cash provided by operating activities                               8,056,899           9,323,064

    Cash flow from investing activities:
      Purchases of investment securities                                     (79,782,082)        (35,641,975)
      Net cash received from purchase of branches                            110,295,948           6,524,474
      Proceeds from sales of other real estate owned                             390,439           2,499,321
      Proceeds from sales of investment securities                             1,104,583                   -
      Proceeds from maturities of investment securities                       18,281,201          31,784,980
      Loans granted net of repayments                                        (81,279,780)        (39,000,588)
      Premises and equipment expenditures                                       (884,746)         (1,510,597)
      Net increase in interest bearing deposits                                  (16,685)           (369,000)
                                                                           -------------       -------------

       Net cash used by investing activities                                 (31,891,122)        (35,713,385)

    Cash flow from financing activities:
      Net increase/(decrease) in demand deposits and savings                  (8,374,660)         16,982,477
      Net increase/(decrease) in time deposits                               (26,953,462)          2,064,438
      Net change in capitalized lease obligations                                 21,249              24,000
      Net change in fed funds purchased                                       38,500,000           1,500,000
      Net change in other borrowings                                           7,500,000           1,000,000
      Proceeds from Capital Securities                                        22,400,000                   -
      Payments for dividends                                                     (17,053)            (12,400)
      Proceeds from exercise of stock options and warrants                       142,576             238,000
                                                                           -------------       -------------

       Net cash provided by financing activities                              33,218,650          21,796,515

       Net change in cash and cash equivalents                             $   9,384,427       $  (4,593,806)
                                                                           =============       =============

   Cash and cash equivalents:
        Beginning of period                                                $  35,308,264       $  45,757,468

        End of period                                                      $  44,692,691       $  41,163,662


    Supplemental disclosure of cash flow information:
                            (in Thousands)
    Cash paid for interest expense                                         $      11,887       $       7,560
    Cash paid (received) for income taxes                                  $       1,764       $       1,638


    The accompanying notes are an integral part of the financial statements.

                           VIB CORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A)     General

See note A of Notes to Financial Statements incorporated by reference in the Company's 1998 Annual Report on Form 10-K for a summary of significant accounting policies.

The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1998 Annual Report to Stockholders, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB CORP include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, The Bank of Stockdale and Valley Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period's classifications.

(B)     Investment Securities

The Company's investment securities portfolio at June 30, 1999 had a net unrealized loss of approximately $3,874,000, as compared with a net unrealized gain of approximately $174,000 at December 31, 1998, a decrease during the six months beginning January 1, 1999 of $4,048,000. The change for the period is attributable to a rising interest rate environment and the recomposition of the portfolio due to the application of funds received in the acquisition of the Hemet branch of Fremont Investment and Loan.

                              INVESTMENT SECURITIES
                                  JUNE 30, 1999

                                                     Gross         Gross
                                   Amortized    Unrealized    Unrealized          Fair
($ In 000's)                            Cost         Gains        Losses         Value
--------------------------------------------------------------------------------------
U.S. Treasury Securities             $    573          $21        $    -      $    594
U.S. Govern & Agency Securities        78,272            -         2,056        76,216
State and Political Subd.              58,329            -         1,251        57,078
Mortgage-Backed Securities             39,085            -           588        38,497
Other Equity                            8,839            -             -         8,839
                                     --------          ---        ------      --------
                                     $185,096          $21        $3,895      $181,224

                                DECEMBER 31, 1998

                                                   Gross         Gross
                                 Amortized    Unrealized    Unrealized         Fair
($ In 000's)                          Cost         Gains        Losses        Value
                                 ---------    ----------    ----------     --------
U.S. Treasury Securities          $    550       $ 37          $  -        $    587
U.S. Government and
    Agency Securities               44,384        114           133          44,365
State and Political Subd.           38,052        450           263          38,239
Mortgage-Backed Securities          35,870         98           129          35,839
Other Equity                         6,029          -             -           6,029
                                  --------       ----          ----        --------
                                  $124,885       $699          $525        $125,059

Investment securities carried at approximately $122,878,000 and $72,237,000, at June 30,1999 and December 31,1998, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


(C)     Loans

The Company's loan portfolio consists primarily of loans to borrowers within southern California, Bakersfield, Fresno (Central Valley), Las Vegas, Nevada and Yuma, Arizona. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolio are, to some degree, concentrated in those industries.

The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At June 30,1999 and December 31,1998 the Company was servicing approximately $111,387,000 and $121,628,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                    June 30, 1999      December 31,1998
                                                    -------------      ----------------
($ In 000's)
Balance at beginning of year                           $4,296                $3,145
Additions to the allowance charged to expense           1,350                 2,704
Recoveries on loans charged off                            29                   178
Loans charged off                                         634                 1,731
                                                       ------                ------
Balance at end of period                               $5,041                $4,296

A summary of nonperforming loans and assets follows:

                                                June 30, 1999         December 31,1998
                                                -------------         ----------------
($ In 000's)
Non-accrual loans                                  $    5,134               $    4,315
Loans 90 days past due and still accruing                 255                      567
                                                   ----------               ----------
        Total Nonperforming loans                       5,389                    4,882
Other Real Estate Owned                                   643                    1,071
                                                   ----------               ----------
        Total nonperforming assets                 $    6,032               $    5,953

Nonperforming loans to total ending loans                 .93%                     .97%

Nonperforming assets to total loans and
    Other Real Estate Owned                              1.04%                    1.18%

(D)     Other Expenses

        Other expenses for the periods indicated are as follows:

($ In 000's)                       June 30,1999                June 30,1998
                                   ------------                ------------
Data Processing                      $    1,107                  $      745
Advertising                                 257                         237
Legal and Professional                      926                         849
Regulatory Assessments                      127                         173
Insurance                                   112                         111
Amortization of Intangibles                 198                         222
Office Expenses                           1,005                         877
Promotion                                   757                         707
Merger Related                              665                           -
Other                                       800                         865
                                     ----------                  ----------
Total Other Expenses                 $    5,954                  $    4,786


(E)     Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 10,844,731 for the six months ended June 30, 1999 and 10,644,097 for the six months ended June 30, 1998, respectively; 10,847,810 for the three months ended June 30,1999 and 10,651,552 for the three months ended June 30,1998, respectively.

Diluted earnings per share for the three month periods ended March 31,1999 and 1998, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

(F)     Stockholders' Equity

On January 28,1999 the Bank of Stockdale, F.S.B., Bakersfield, California, became the Company's wholly-owned subsidiary in a stock-for-stock merger transaction pursuant to a definitive agreement entered into on September 15,1998. The Company issued 2,355,334 shares of its common stock for all of the Bank of Stockdale's issued and outstanding shares of common stock. The Bank of Stockdale continues to operate as a separate, wholly owned subsidiary under its current name and federal savings bank charter. The merger was accounted for utilizing the pooling of interests method of accounting and all prior period financial information has been restated to reflect consolidated financial information. The Bank of Stockdale's total stockholders' equity at the time of purchase was $9,759,619.

(G)     Supplemental Disclosure of Combined Results

The following table summarizes the separate results for the combined entities for the periods shown prior to the merger with Bank of Stockdale:

                                             Six months Ended June 30,
(Dollars in Thousands)                       1999               1998
                                          -----------------------------
Interest and Noninterest Income:
    The Company-Pre-merger                $    3,847         $   21,462
    Bank of Stockdale-Pre-merger                 991              5,905
    The Company-Post-merger                   28,397                  -
                                          ----------         ----------

      Total                               $   33,235         $   27,367

Net Income:
    The Company-Pre-merger                $      343         $    2,055
    Bank of Stockdale-Pre-merger                (423)               465
    The Company-Post-merger                    2,473                  -
                                          ----------         ----------

      Total                               $    2,393         $    2,520

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flow and capital resources. This discussion should be read in conjunction with the attached Financial Statements included in Item 1, and the Company's Annual Report on Form 10-K. This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. For a discussion of factors that could cause actual results to differ, please see the company's publicly available Securities and Exchange Commission filings, including its annual report on Form 10-K for the year ended December 31, 1998 and particularly the discussion of risk factors within that document.

GENERAL

VIB Corp's financial performance through the second quarter of 1999 was indicative of the execution of business plans that facilitate the Company's strategic direction. Improvement in overall efficiency was evident in the continued integration of VIB Corp's first quarter 1999 acquisition of Bank of Stockdale, headquartered in Bakersfield, California and the acquisition by the Company's subsidiary Valley Independent Bank of a branch located in Hemet, California. In addition, strong credit quality and significant business demand in the markets the Company serves contributed greatly to the first half results.

VIB Corp was incorporated on November 7, 1997 under the Laws of the State of California at the direction of the Board of Directors of Valley Independent Bank for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of Valley Independent Bank's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of Valley Independent Bank's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase Valley Independent Bank's Common Stock, issued in connection with the Bank's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock. As of June 30, 1999, there were 99,149 remaining warrants outstanding with an exercise expiration date of October 29, 1999.

On January 28, 1999, VIB Corp acquired Bank of Stockdale, F.S.B., Bakersfield, California, pursuant to an Agreement and Plan of Reorganization dated September 15, 1998. Bank of Stockdale continues to operate under its federal stock savings bank charter. As a result of the merger, the Company acquired total assets of $144.4 million, comprising $9.1 million in cash and due from banks, $23.5 million in securities and investments, $102.4 million in net loans and $9.4 million in other assets. Total liabilities assumed amounted to $134.6 million, of which $128.9 million comprised deposits. The remainder represented other borrowed funds and other liabilities.

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

On January 22, 1999 VIB acquired certain of the assets and assumed certain of the liabilities of Fremont Investment & Loan's Hemet branch office, including substantially all the deposits of the branch. VIB assumed approximately $112 million in deposits and the lease on the branch premises, and acquired approximately $27,000 in loans as well as cash on hand and fixtures and equipment associated with the branch. The consideration paid amounted to approximately $1.12 million. Goodwill arising from the transaction totaled approximately $1,139,000.

In connection with the branch acquisition by Valley Independent Bank it was anticipated that VIB would require additional capitalization. On December 19, 1998, the Company formed a wholly owned business trust subsidiary, Valley Capital Trust, pursuant to the laws of the state of Delaware. The Company formed the Trust for the specific purpose of (1) investing in the Company's 9.00 percent Junior Subordinate Debentures (the "Debentures"), due February 5, 2029;
(2) selling 9.00 percent Cumulative Capital Securities (the "Capital Securities"), representing a 97 percent beneficial interest in the Debentures owned by the Trust; and (3) issuing beneficial interest in the Debentures owned by the Trust.

On February 5, 1999, the Company issued $23.093 million in Debentures to the Trust. Concurrently, the Trust issued $22.4 million of the Capital Securities to the investors is a private placement and $693,000 of Common Securities to the Company. The Debentures were purchased by the Trust concurrently with the Trust's issuance of the Capital Securities and Common Securities. The proceeds to the Company, net of the Placement Agent's fees and other offering expenses, was approximately $22.4 million, of which approximately $17.4 million is treated as Tier 1 capital for regulatory purposes. $8.5 and $.5 million of the proceeds have been used to increase Valley Independent Bank's and Bank of Stockdale's respective capital, with the balance used for general corporate purposes.

The interest on the Capital Securities is deductible. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The Capital Securities will mature on February 5, 2029, but can be called after February 5, 2009.

Consolidated net income for the six months ended June 30, 1999, adjusted for merger and related non-recurring costs, was $3.1 million or $.28 per share fully diluted based upon average shares outstanding of 10,980,032. This compares with net income of $2.5 million or $.23 per share fully diluted based upon the average shares outstanding of 11,096,348 for the same period in 1998. After merger and related non-recurring costs, net income for the period ending June 30, 1999 was $2.4 million or $.22 per share fully diluted.

Net income for the three months ending June 30, 1999 was $1.7 million or $.16 per share fully diluted based upon average shares outstanding of 10,927,022. This compared with net earnings of $1.4 million or $.12 per share fully diluted based upon the average shares outstanding of 11,085,671 for the same period in 1998.

On March 23, 1999, the Board of Directors approved a 3% stock dividend for shareholders of record on May 14, 1999. The dividend was paid on June 4, 1999. All per share figures have been retroactively adjusted for this and previous stock dividends and splits.

Total gross loans at June 30, 1999 were $573.6 million, which represented an increase of $75.8 million or 15.2% from December 31, 1998. Since June 30, 1998, total gross loans have increased $128.5 million or 28.9%.

Total deposits at June 30, 1999 increased $75.8 million or 12.6% from year-end 1998 to $675.5 million. This increase includes the assumption of deposits acquired from Fremont Investment & Loan, discussed earlier, and the normal seasonal deposit cycle experienced in the Imperial, Coachella and Central Valleys as it relates to the local agricultural business cycle. Total deposits, compared to June 30, 1998, and increased $121.0 million or 21.8%.

In future developments the Bank of Stockdale anticipates opening its fourth branch location in Fresno, California during the late third quarter or early fourth quarter of this year. Valley Independent Bank, during the third quarter, anticipates opening business loan centers in Fresno and Riverside, California.


YEAR 2000 READINESS COMPLIANCE

Certain computer systems may not properly recognize date sensitive information when the date changes to the year 2000 ("Y2K"). Computer systems that do not properly recognize the year 2000 could generate erroneous data or cause the system to fail. Those computer systems will have to be modified or replaced prior to the year 2000 in order to remain functional.

VALLEY INDEPENDENT BANK

During 1996 VIB began the process of identifying and addressing issues surrounding the year 2000 and their impact on VIB's operations. That process continued through 1997 during which VIB conducted a comprehensive review of its computer systems to identify applications that would be affected by the Y2K issue and VIB developed an implementation plan to bring VIB's systems into compliance prior to the year 2000. VIB's compliance program includes review of bank-wide computer processing systems as well as review of third party vendors' interface systems and review of large corporate borrowers' systems. During 1997 VIB completed the assessment phase of its program and during 1998, began the implementation and validation of hardware and software upgrades, system replacements, vendor certifications and other associated changes. Final implementation, validation and certification of all internal systems were accomplished by June 30, 1999. Simultaneously, VIB has conducted an ongoing evaluation for the impact of Y2K compliance on large corporate customers as well as the third party vendors. As of June 1999, VIB has updated its assessment of Y2K risk in this regard and has established a specific reserve of $800,000 within the general reserve for credit losses and liquidity policies to mitigate this risk. The ongoing assessment on this risk is monitored on a monthly basis with appropriate adjustments to reserves, as required. While management considers the $800,000 in reserves adequate as of June 30, 1999, such amount is subject to change based on an ongoing review. Consequently, the amount provided at June 30, 1999, should not be interpreted as indicative of future adequacy.

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

VIB is currently on schedule to implement the systems and programming changes necessary to address the Y2K issue and does not believe that the costs of such actions will have a material effect on VIB's results of operations or financial condition. VIB has expended $349,000 through June 30, 1999 and expects to spend an additional $109,000 in 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementations of such changes, and VIB's inability to implement such changes could have an adverse effect on the Company's future results of operations. Similarly, there can be no assurance that third party vendors' systems will be Y2K compliant and, consequently, VIB could incur incremental costs to convert to other vendors.

BANK OF STOCKDALE

Bank of Stockdale engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. As such, a primary focus of Stockdale's Y2K compliance program is to monitor the progress of its software providers toward Y2K compliance and to prepare and test future-date sensitive data of Stockdale in simulated processing.

Stockdale's Y2K compliance program has been divided into the following phases:
(1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Y2K compliance of those determined to be material to Stockdale: (3) upgrading or replacing material items that are determined not to be Y2K compliant and testing material items; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

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

In phase two of Stockdale's Y2K compliance program, results from the inventory were assessed and evaluated to determine the Y2K impact and necessary actions required obtaining Y2K compliance. Stockdale divided the results of the inventory into two principal categories - those information technology systems that are considered by Stockdale to be "mission critical" and those that are not. Stockdale defines a "mission critical system" as a system that is vital to the successful continuance of Stockdale's core business and/or maintaining customer account integrity. Stockdale originally identified 16 mission critical systems that could be affected by Y2K issues. During the second quarter the number of mission critical systems were analyzed and reduced to seven. To obtain Y2K compliance for these mission critical systems, Stockdale has remediated or replaced all such systems that have been determined not to be Y2K compliant.

Phase three of Stockdale's Y2K compliance program included the upgrading, replacement and/or retirement of systems and testing. Stockdale first addressed mission critical systems and then non-mission critical systems. This phase of the Y2K compliance program was completed during the first six months of 1999. For Stockdale's internal systems, necessary actions primarily consist of upgrading computer hardware and equipment. Such hardware upgrades should be completed by September 30, 1999. Stockdale estimates that 98% of its third party software upgrades have been completed. Testing of updated or new systems is ongoing. "Future-date" testing of upgrades and/or replacements is being conducted along with test to ensure integration with Stockdale's overall data processing environment. As of June 30, 1999, Stockdale's testing of mission critical systems was completed.

The fourth phase of Stockdale's Y2K compliance program, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers, borrowers, and customers at the direct interface level as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunications companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Y2K issues. Detailed evaluations of the most critical third parties have been initiated. Evaluation of critical Stockdale customers and borrowers was completed in November 1998 and updated for new customers through June 30, 1999. In this regard a specific reserve of $80,000 within the general reserve for credit losses was established in 1999. Evaluations of other critical third parties were completed by June 30, 1999. No problems have been identified to date. These evaluations will be followed with contingency plans, which are ongoing and initially completed in the second quarter 1999, with follow up reviews scheduled through the remainder of 1999.

The final phase of Stockdale's Y2K compliance program relates to contingency plans. Stockdale maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded to address Y2K-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems and contingency plan integration testing identify additional business functions at risk. Such enhancements to existing plans will include remediation of systems, reinstallation of software, installation of third-party vendor software or some combination of alternatives.

As Stockdale relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Y2K compliance program has been and will continue to be the reallocation of internal resources for testing and for the purchase of computer hardware and, therefore, does not represent incremental expense to Stockdale. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware is approximately $281,000 of which approximately $231,000 had been expended through June 30, 1999. Stockdale's total costs associated with required modifications to be Y2K compliant is not expected to be material to its results of operations, liquidity or capital resources.


NET INTEREST INCOME

Average interest earning assets totaled $717.4 million during the six months ending June 30, 1999, an increase of $197.2 million or 37.9% compared to the same period last year. All comparative areas of earning assets grew significantly. This growth was highlighted by an increase in average total loans of $108.4 million or 26.0% to $525.5 million. Average interest bearing liabilities in the first six months of 1999 increased $178.3 million or 44.6% to average $578.2 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $132.6 million or 33.7% to $526.6 million. Average borrowed funds increased $45.6 million or 763.6% to $51.6 million during the same time frame. These comparative changes in average deposits and borrowed funds include the effects of the branch acquisition and issuance of the Capital Securities, discussed earlier.

Interest income for the six-month period ending June 30, 1999 was $30.0 million, an increase of $6.0 million or 25.1% compared to the first six months in 1998. The increase in interest income was primarily the result of the volume increases previously discussed. This increase was partially offset by a decreased interest rate environment. The yield on interest earning assets decreased 86 basis points to 8.44% for the six-month period ended June 30, 1999 from 9.30% for the comparative period last year.

Interest expense increased $3.5 million or 41.2% during the six months ended June 30, 1999 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest-bearing categories as well as a deposit mix shift towards the higher interest bearing categories. This increase was partially impacted by a lower interest rate environment. The cost of interest bearing funds decreased 9 basis points from 4.24% for the six-months ended June 30, 1998 to 4.15% for the six months ended June 30, 1999.

Net interest income was $18.1 million for the six months ending June 30, 1999, representing an increase of $2.5 million or 16.4% from the same period ended June 30, 1998. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities decreased to 4.28% for the period ending June 30, 1999, compared to 5.05% for the same period in 1998. Net interest income as a percentage of average interest earning assets, or the net interest margin, decreased to 5.09% for the period ending June 30, 1999, compared to 6.03% for the period ending June 30, 1998. A lower interest rate environment and a shift in the deposit mix towards the higher interest bearing categories and the issuance of the Capital Securities, offset by the relatively greater increases in interest earning assets than in interest bearing liabilities and the greater proportionate growth in loans, the highest yielding assets, were the primary reasons for the comparative decrease in yield for both the net interest spread and the net interest margin.

Interest income for the second quarter ended June 30, 1999 was $15.6 million, which represented an increase of $3.3 million or 27.0% to the comparative period ending June 30, 1998. Interest expense was $6.2 million for the three-month period ending June 30, 1999, in increase or $1.9 million or 44.4% compared to the same period in 1998. Net interest income during the second quarter ending June 30, 1999 was $9.4 million, an increase of $1.4 million or 17.5% for the comparative period ending June 30, 1998. The same factors affecting the first six month periods also apply to the second quarter comparison of 1999 to 1998.


PROVISION FOR CREDIT LOSSES

The allowance for credit losses at June 30, 1999 was $5.0 million, compared to $3.4 million at June 30, 1998, an increase of $1.6 million or 46.8%. As a percent of total loans, the allowance was .88% at June 30, 1999, compared to
 .77% at June 30, 1998 and .86% at December 31, 1998.

The provision for credit losses was $1.3 million for the first six months of 1999, compared with $1.4 million provided for the six months ended June 30, 1998, a decrease of 1.1%. The provision was $675,000 for the second quarter of 1999 compared to $660,000 for the second quarter of 1998, an increase of $15,000 or 2.3%

Total non-performing loans as of June 30, 1999 were $5.4 million as compared to $3.2 million at June 30, 1998 with $4.9 million at December 31, 1998. Non-performing loans increased $.5 million during the six months ended June 30, 1999.

Net charge-offs were $.6 million for the six months ended June 30, 1999. This represents a decrease of $.4 million when compared to $1.0 million in net charge offs for the same period in 1998. During the second quarter ending June 30, 1999, $.4 million was recorded in net charge-offs compared to $.9 million net charge-offs in the second quarter of 1998.

The subsidiary banks have an established standard process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of their respective loan portfolios, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by individual loans with general allocations assigned to the various loan categories. Loans classified by the subsidiary bank's internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

Management of the Company believes the consolidated allowance at June 30, 1999, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary banks' loan portfolios.


NON-INTEREST INCOME

Total non-interest income amounted to $3.2 million for the six months ended June 30, 1999 representing a decrease of $161,000 or 4.8% compared with the same period in the prior year. A $102,000 decrease in service charges on deposits as well as a $192,000 decrease in other income related to a one-time prior period insurance recovery in 1998 and a $67,000 decrease in the gain on sale of other real estate owned, partially offset by an increase of $127,000 in the gain on sale of small business government guaranteed loans were the primary reasons for the decrease in non-interest income.

Total other income for the second quarter of 1999 was $1.7 million, a decrease of $ .1 million or 4.8% from the second quarter of 1998. The decrease resulted from a $43,000 decrease in gains on the sale of Small Business Administration loans and a $47,000 decrease in gains on sale of other real estate owned, partially offset by a $85,000 increase in service charges on deposits and a $6,000 increase in gains on the sale of investment securities.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 1999 was $16.2 million, an increase of $2.4 million or 17.0% as compared to the same period in 1998. After adjusting for $.7 million in merger and one-time related expenses non-interest expense for the six months ended June 30, 1999 was $15.5 million, an increase of $1.7 million or 12.1%.

Salary expense during the six months ended June 30, 1999 was $5.9 million, an increase of $.7 million or 14.1% over the comparable period in 1998. The growth in salary expense is attributable to staffing additions related to the 1998 Palm Springs, California branch acquisition from Palm Desert National Bank, the previously discussed Hemet, California branch acquisition from Fremont Investment & Loan, merit increases, paid commissions and performance incentives.

Employee benefits expense was $1.8 million for the period ending June 30, 1999, an increase of $221,000 or 13.5% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed staffing additions, increased 401K and ESOP funding costs and increases in medical insurance expense.

Occupancy expense was $1.3 million for the six month period ended June 30, 1999, an increase of $.2 million or 13.8% as compared to the first six months in 1998. Furniture and equipment expense was $1.2 million for the six month period ended June 30, 1999, an increase of $.1 million or 7.7% from the same period in 1998. These increases were primarily the result of the acquisitions previously discussed, increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $5.9 million during the six-month period ended June 30, 1999, an increase of $1.2 million or 24.4% from the same period in the prior year. Increases in data processing as well as $682,000 in merger and related non-recurring expenses were the primary causes for the increase in this category.

For the second quarter of 1999, total non-interest expenses were $7.8 million, an increase of $.8 million or 10.7% from $7.1 million for the second quarter of 1998. The increase in each category were for the same reasons as noted above for the comparable six month periods with the exception of the merger costs discussed previously.


INCOME TAXES

Income tax expense for the six months ending June 30, 1999 was $1.4 million as compared with $1.2 million for the same period in 1998. The slight increase in expense was primarily attributable to a $.7 million increase in taxable operating income adjusted for $682,000 in non-tax deductible merger and related non-recurring costs, offset by a decrease in the Company's adjusted effective tax rate from 32.8% for the six months ended June 30, 1998 to 31.5% for the six months ended June 30, 1999. The effective tax rate decrease was primarily the result of increases in non-taxable investment interest income.

Income taxes for the second quarter were $.8 million, an increase of $.2 million or 24.0% from the second quarter of 1998. The increase in expense was primarily related to a $.5 million increase in the Company's taxable operating income offset partially by a slight decrease in the effective tax rate from 33.5% for the six months ended June 30, 1998 to 33.0% for the six months ended June 30, 1999. The effective tax rate decrease was primarily the result of a $.4 million increase in non-taxable income from municipal securities.

CAPITAL RESOURCES

Total stockholders' equity as of June 30, 1999 was $55.7 million, which represented an increase of $131,000 from December 31, 1998, and $3.7 million from June 30, 1998. The increase since December 31, 1998 included $2.4 million in net income and a $2.4 million decrease in the cumulative unrealized gain on securities classified as available for sale. The increase since June 30, 1998 included $5.4 million in net income and a $2.5 million decrease in the cumulative unrealized gain on securities classified as available for sale.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At June 30, 1999 the Tier 1 and total risk based capital ratios were 11.24% and 12.50% respectively, compared to 9.44% and 10.09% respectively, at June 30, 1998. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.89% at June 30, 1999, compared to 7.81% at June 30, 1998. The Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company's consolidated liquidity position, enhanced by the Fremont Investment & Loan branch acquisition, remained adequate to meet future contingencies. At June 30, 1999 the Company had $75 million in net federal funds purchased and FHLB advances outstanding. This compared to $.3 million in net federal funds outstanding at June 30, 1998. Since December 31, 1998, net Federal Funds purchased and FHLB advances have increased $46.0 million. The Company's consolidated liquidity ratio at June 30, 1999 was 26.78%. This ratio represented an increase from 22.15% at June 30, 1998 and an increase from 22.38% at December 31, 1998.

The Company's subsidiary banks' Asset/Liability Committees ("ALCO") function to manage the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet existing and future funding commitments is the measure of liquidity. Liquidity is also needed to meet borrowing needs, deposit withdrawals and asset growth. The subsidiaries develop liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

The subsidiaries' ALCO manage the interest rate sensitivity or repricing characteristics of their assets and liabilities. The primary source of earnings for the subsidiaries is net interest income, which is subject to movements in interest rates. To minimize the effect of changes in rates, the balance sheet requires structuring in order that the repricing opportunities for both assets and liabilities exist in nearly equivalent amounts and at approximately similar time intervals. Interval differences may exist at times creating interest sensitivity gaps, which represent the difference between interest sensitive assets and interest sensitive liabilities. These gaps are static in nature and do not consider future activity. As such, these gap measurements serve best as an indicator for potential interest rate exposure.

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

In addition to gap measurement, the subsidiaries' ALCO are further responsible for the measurement of interest rate risk, i.e., the risk of loss in value due to changes in interest rates. The subsidiaries' ALCO monitor and consider methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The subsidiaries' ALCO attempts to manage the various components of their respective balance sheets to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

The subsidiary banks utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The subsidiary banks' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates. The following tables present VIB's projected changes in NPV and net interest income for the various rate shock levels as of June 30, 1999 and Bank of Stockdale's as of March 31, 1999.


                             VALLEY INDEPENDENT BANK
                          Change in Net Portfolio Value
                                at June 30, 1999

                                 NET PORTFOLIO        ACTUAL           PERCENTAGE
CHANGE IN INTEREST RATES             VALUE            CHANGE             CHANGE
                                 ------------      ------------       ------------
                                              (Dollars in Thousands)
300 basis point rise                $50,844          $(18,358)           -26.53%
200 basis point rise                 55,907           (13,295)           -19.21%
100 basis point rise                 61,560            (7,642)           -11.04%
Base Rate Scenario                   69,202                 -                 -
100 basis point decline              75,114             5,912              8.54%
200 basis point decline              78,620             9,418             13.61%
300 basis point decline              83,390            14,188             20.50%


                          Change in Net Interest Income
                                at June 30, 1999

                                 NET INTEREST        ACTUAL          PERCENTAGE
CHANGE IN INTEREST RATES            INCOME           CHANGE             CHANGE
                                 ------------     ------------      ------------
                                             (Dollars in Thousands)

300 basis point rise               $30,478          $(1,737)           -5.39%
200 basis point rise                31,080           (1,135)           -3.52%
100 basis point rise                31,667             (548)           -1.70%
Base Rate Scenario                  32,215                -                -
100 basis point decline             32,496              281             0.87%
200 basis point decline             31,459             (756)           -2.35%
300 basis point decline             30,450           (1,765)           -5.48%


                                BANK OF STOCKDALE
                          Change in net Portfolio Value
                                at March 31, 1999

                                 NET INTEREST         ACTUAL         PERCENTAGE
CHANGE IN INTEREST RATES            INCOME            CHANGE           CHANGE
                                 ------------     ------------      ------------
                                             (Dollars in Thousands)
300 basis point rise               $ 7,788          $(5,401)          -40.95%
200 basis point rise                 9,686           (3,503)          -26.56%
100 basis point rise                11,561           (1,628)          -12.34%
Base Rate Scenario                  13,189                -                -
100 basis point decline             14,813            1,624            12.31%

200 basis point decline                16,452            3,263             24.74%
300 basis point decline                18,455            5,266             39.93%


                          Change in Net Interest Income
                                at March 31, 1999

                                 NET INTEREST       ACTUAL         PERCENTAGE
CHANGE IN INTEREST RATES            INCOME          CHANGE            CHANGE
                                 ------------    ------------     ------------
                                            (Dollars in Thousands)
300 basis point rise                $6,881         $(192)            -2.71%
200 basis point rise                 7,024           (49)            -0.69%
100 basis point rise                 7,119            46              0.65%
Base Rate Scenario                   7,073             -                 -
100 basis point decline              7,157            84              1.19%
200 basis point decline              7,107            34              0.48%
300 basis point decline              7,045           (28)            -0.40%

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

At June 30, 1999 the Company had adequate liquidity to meet its anticipated funding needs.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.5% at June 30, 1999 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information in response to this item is included in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1999, the shareholders of the Company held their 1999 Annual Meeting. At the Annual Meting the following directors were elected to the term indicated:

TWO YEAR TERM                        VOTES FOR                 VOTES WITHHELD
-------------                        ---------                 --------------
Dennis Kern                          8,319,484                      120,833

THREE YEAR TERM
---------------
Richard D. Foss                      8,319,494                      137,196
Ronald A. (Rusty) Pedersen           8,337,550                      119,140
Alice Helen Lowery Westerfield       8,337,091                      119,599

The Shareholders also voted to readopt Article V(b) of the Company's Articles of Incorporation, which provides for the range of directors.

The Annual Meeting was adjourned and reconvened on June 4, 1999. At the reconvened Annual Meeting the shareholders voted to reapprove Article VII, dealing with fair price protection, and Article VIII(h), dealing with the classification of the board of directors. The votes on these three proposals were as follows:

                                                                                                       BROKER
                                                    FOR           AGAINST           ABSTAIN           NON VOTES
                                                 ---------        -------           -------           ---------

ARTICLE V(B) - RANGE OF DIRECTORS                7,403,677        192,255           860,758                -0-
ARTICLE VII - FAIR PRICE PROTECTION              7,178,084        211,476           106,745          1,541,131
ARTICLE VIII(H) - CLASSIFIED BOARD               6,782,866        570,889           143,204          1,540,477


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

The following exhibits are filed as a part of this report:

Regulation S-K
Exhibit No.               Description                                   Page
---------------     ------------------------                            ----

     27             Financial Data Schedule                              29


         (b)   Current Reports on Form 8-K:

During the quarter ended June 30, 1999 the Company did not file any Current Reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIB CORP

Date:  August 11, 1999



                                       /s/ Dennis L. Kern
                                       --------------------------------------
                                       Dennis L. Kern,
                                       President and Chief Executive Officer




                                       /s/ Harry G. Gooding, III
                                       --------------------------------------
                                       Harry G. Gooding, III,
                                       Executive Vice President
                                          and Chief Financial Officer