Form 10-Q
period 1999-09-30
VIB CORP
filed 1999-11-12
CIK 1051345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from________________to________________________

                  Commission File Number: 333-43021

                                    VIB Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   California                                             33-0780371
------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


                 1498 MAIN STREET, EL CENTRO, CALIFORNIA 92243
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (760) 337-3200
 ------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


 ------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since Last Report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,879,845 shares as of October 31, 1999.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statement of Stockholders' Equity and Consolidated Statements of Cash Flows for the period ended September 30, 1999 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended September 30, 1999 have been made. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

                                                          September 30,      December 31,
                                                               1999              1998
                                                          -------------     -------------
ASSETS
Cash and due from banks                                   $  27,113,188     $  32,058,948
Federal funds sold                                            1,673,598         3,249,316
                                                          -------------     -------------
                Total cash and cash equivalents              28,786,786        35,308,264

Interest bearing deposits                                       634,253           722,559
Investment Securities (note B)                              177,354,897       125,058,559

Loans: (note C)
     Commercial                                             114,173,203        72,319,129
     Agricultural                                            32,530,281        44,331,588
     Real estate-construction                                86,866,830        61,679,821
     real estate-other                                      345,337,024       276,303,688
     Consumer                                                43,253,168        46,719,192
                                                          -------------     -------------
                Total Loans                                 622,160,506       501,353,418

Net deferred loan fees                                       (3,439,609)       (3,524,697)
Allowance for credit losses                                  (5,195,881)       (4,296,414)
                                                          -------------     -------------
                Net Loans                                   613,525,016       493,532,307

Premises and equipment                                       12,335,660        12,426,157
Other real estate owned                                       1,551,725         1,071,064
Cash surrender life insurance                                14,009,535         8,642,738
Deferred tax asset                                            5,969,764         3,175,915
Intangible assets                                             5,817,989         5,010,833
Accrued interest and other assets                             8,217,362         6,279,864
                                                          -------------     -------------

TOTAL ASSETS                                              $ 868,202,987     $ 691,228,260



The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

                                                      September 30,      December 31,
                                                           1999              1998
                                                      -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Noninterest-bearing demand                   $ 146,734,483     $ 162,393,380
         Money Market and NOW                           134,605,436       142,157,859
         Savings                                         72,843,144        55,148,291
         Time deposits under $100,000                   189,352,085       124,436,631
         Time deposits $100,000 and over                140,440,672       115,522,088
                                                      -------------     -------------
                       Total Deposits                   683,975,820       599,658,249

Fed funds purchased                                      86,700,000        25,000,000
Capital lease obligations                                 2,915,817         2,886,342
Company-obligated mandatorily redeemable
    Capital Securities of subsidiary trust holding
    solely Subordinated Debentures of the Company        22,400,000                --
Other Borrowings                                         10,500,000         4,000,000
Accrued interest and other liabilities                    5,210,160         4,081,523
                                                      -------------     -------------
                       Total Liabilities                811,701,797       635,626,114

Stockholders' Equity:
         Preferred shares, no par value;
           10,000,000 shares authorized;
           issued 0 shares in 1999 and 1998                      --                --
         Common shares,no par value, Authorized
           25,000,000 in 1999 and 1998,
           Outstanding: 10,869,837 in 1999 and
           10,828,949 in 1998                            53,679,208        50,445,799
         Undivided Profits                                6,112,767         5,052,917
         Accumulated other comprehensive
           income, net of tax of ($2,287,487) in
           1999 and $71,437 in 1998                      (3,290,785)          103,430
                                                      -------------     -------------
                       Total Stockholders' Equity        56,501,190        55,602,146
                                                      -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 868,202,987     $ 691,228,260






The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               For the Three Month                For the Nine Month
                                                                   Periods Ended                      Periods Ended
                                                          September 30,     September 30,    September 30,    September 30,
                                                               1999             1998              1999            1998
                                                           -----------       -----------      -----------      -----------
Interest Income:
        Interest and Fees on Loans                         $14,053,729       $11,075,653      $38,912,135      $31,860,198
        Interest on Investment Securities-Taxable            1,845,717         1,240,710        5,356,788        3,742,909
        Interest on Investment Securities-Nontaxable           634,473           320,123        1,807,353          831,463
        Other Interest Income                                   64,285           265,029          532,076          448,978
                                                           -----------       -----------      -----------      -----------
Total Interest Income                                       16,598,204        12,901,515       46,608,352       36,883,548

Interest Expense:
        Interest on Money Market and NOW                       855,041           911,941        2,519,421        2,383,305
        Interest on Savings Deposits                           359,673           303,080        1,158,267          882,212
        Interest on Time Deposits                            3,948,825         3,180,246       11,612,793        9,258,106
        Interest on Other Borrowings                         1,595,210           109,525        3,356,144          398,072
                                                           -----------       -----------      -----------      -----------
Total Interest Expense                                       6,758,749         4,504,792       18,646,625       12,921,695
                                                           -----------       -----------      -----------      -----------

Net Interest Income                                          9,839,455         8,396,723       27,961,727       23,961,853

Provision for Credit Losses                                    700,000           705,000        2,050,000        2,070,000
                                                           -----------       -----------      -----------      -----------

Net Interest Income after Provision for Credit Losses        9,139,455         7,691,723       25,911,727       21,891,853

Non-interest Income:
        Service Charges and Fees                             1,107,770         1,173,264        3,278,998        3,446,102
        Gain on Sale of Loans and Servicing Fees               436,853           446,107        1,296,005        1,178,670
        Gain/(Loss) on Sale of Securities                       (4,496)          284,939            1,755          284,939
        Other Income                                            70,744           115,058          258,687          494,882
                                                           -----------       -----------      -----------      -----------
Total Non-interest Income                                    1,610,871         2,019,368        4,835,445        5,404,593

Non-interest Expense:
        Salaries and Employee Benefits                       3,768,241         3,571,092       11,493,054       10,350,802
        Occupancy Expenses                                     672,417           652,703        1,971,226        1,793,655
        Furniture and Equipment                                657,652           730,936        1,870,533        1,857,001
        Other Expenses (note D)                              2,995,177         2,620,161        8,949,085        7,405,790
                                                           -----------       -----------      -----------      -----------
Total Non-interest Expense                                   8,093,487         7,574,892       24,283,898       21,407,248
                                                           -----------       -----------      -----------      -----------

Income Before Income Taxes                                   2,656,839         2,136,199        6,463,274        5,889,198

Income Taxes                                                   945,905           709,105        2,359,501        1,941,725
                                                           -----------       -----------      -----------      -----------

Net Income                                                 $ 1,710,934       $ 1,427,094      $ 4,103,773      $ 3,947,473


Per Share Data: (note E)

        Net Income - Basic                                 $      0.16       $      0.11      $      0.38      $      0.30

        Net Income - Diluted                               $      0.16       $      0.11      $      0.37      $      0.29



The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                                                     Common Shares                      Accumulated
                                                              ------------------------                     Other
                                                              Number of                    Undivided   Comprehensive
                                                                Shares        Amount         Profits       Income          Total
                                                              ----------   -----------     ----------  -------------    -----------
Balance January 1,1998 (note F)                               10,089,580   $46,590,570    $ 3,170,790    $   252,269    $50,013,629

Comprehensive Income
      Net income                                                                            4,868,441                     4,868,441
      Other comprehensive income
          Unrealized gains on securities, net
          of taxes of $97,191                                                                                139,862        139,862
            Less reclassification adjustments for gains
            included in net income, net of taxes of $200,622                                                (288,701)      (288,701)
                                                                                                                        -----------
      Total other comprehensive income                                                                                     (148,839)
                                                                                                                        -----------
Total Comprehensive income                                                                                                4,719,602

Exercise of warrants                                               2,496        38,513                                       38,513

Cash dividends                                                                                (27,693)                      (27,693)

Stock dividends                                                  235,559     2,958,621     (2,958,621)                            0

Exercise of stock options
      Including the realization of
      Tax benefits of $180,000                                   185,908       858,095                                      858,095


                                                              ----------   -----------     ----------    -----------    -----------
Balance December 31,1998                                      10,513,543    50,445,799      5,052,917        103,430    $55,602,146

Comprehensive Income
      Net income                                                                            4,103,773                     4,103,773
      Other comprehensive income
          Unrealized losses on securities, net
          of taxes of ($2,379,118)                                                                        (3,393,074)    (3,393,074)
            Less reclassification adjustments for gains
             included in net income,net of taxes of $614                                                      (1,141)        (1,141)
                                                                                                                        -----------
      Total other comprehensive income                                                                                   (3,394,215)
                                                                                                                        -----------
Total Comprehensive income                                                                                                  709,558

Cash dividends                                                                                (17,053)                      (17,053)

Stock dividend                                                   314,480     3,026,870     (3,026,870)                            0

Exercise of stock options                                         41,804       206,359                                      206,359

Exercise of stock warrants                                            10           180                                          180

                                                              ----------   -----------    -----------    -----------    -----------
Balance at September 30,1999                                  10,869,837   $53,679,208    $ 6,112,767    $(3,290,785)   $56,501,190
                                                              ==========   ===========    ===========    ===========    ===========







The accompanying notes are an integral part of the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             For the Nine-Month
                                                                                Periods Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                             1999            1998
                                                                        -------------    -------------
Cash flow from operating activities:
Net income                                                              $   4,103,773    $   3,947,473
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                             433,917          242,948
    Deferred income taxes                                                    (366,897)          (2,832)
    Provision for credit losses                                             2,050,000        2,070,000
    Originations of loans held for sale                                   (56,805,037)     (44,050,140)
    Proceeds from sale of loans                                            71,238,539       51,359,359
    Net gain on loan sales and securitization                              (1,013,196)        (878,716)
    Gain on sale of other real estate owned                                   (49,045)        (171,772)
    Net increase/(decrease) in cash surrender value of life insurance      (5,366,797)        (328,328)
    Net realized gains in available for sale securities                        (1,755)        (284,939)
    Net amortization of premium/discount on available
      for sale securities                                                     192,988           63,118
    Net change in accrued interest, other assets,
      and other liabilities                                                  (975,326)        (389,873)
                                                                        -------------    -------------

       Net cash provided by operating activities                           13,441,164       11,576,298

    Cash flow from investing activities:
      Purchases of investment securities                                  (81,435,858)     (66,655,948)
      Net cash received from purchase of branches                         110,295,948        6,524,474
      Proceeds from sales of other real estate owned                          620,276        2,917,277
      Proceeds from sales of investment securities                          2,485,943        7,025,922
      Proceeds from maturities of investment securities                    20,641,178       46,513,426
      Loans granted net of repayments                                    (135,114,392)     (41,638,146)
      Premises and equipment expenditures                                  (1,480,857)      (1,996,002)
      Net increase in interest bearing deposits                                88,306          (78,095)
                                                                        -------------    -------------

       Net cash used by investing activities                              (83,899,456)     (47,387,092)

    Cash flow from financing activities:
      Net increase/(decrease) in demand deposits and savings              (26,069,892)      15,570,250
      Net increase/(decrease) in time deposits                               (812,254)      14,384,009
      Net change in capitalized lease obligations                              29,475           33,806
      Net change in fed funds purchased                                    61,700,000               --
      Net change in other borrowings                                        6,500,000        3,000,000
      Proceeds from capital securities                                     22,400,000               --
      Payments for dividends                                                  (17,053)         (12,543)
      Proceeds from exercise of stock options and warrants                    206,538          296,761
                                                                        -------------    -------------

       Net cash provided by financing activities                           63,936,814       33,272,283

       Net change in cash and cash equivalents                          $  (6,521,478)   $  (2,538,511)
                                                                        =============    =============

   Cash and cash equivalents:
        Beginning of period                                             $  35,308,264    $  45,757,468

        End of period                                                   $  28,786,786    $  43,218,957


    Supplemental disclosure of cash flow information:
                                   (in Thousands)
    Cash paid for interest expense                                      $      18,679    $      12,024
    Cash paid (received) for income taxes                               $       1,930    $       1,841


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

(B) Investment Securities

                  The Company's investment securities portfolio at September 30, 1999 had a net unrealized loss of approximately $5,621,000, as compared with a net unrealized gain of approximately $174,000 at December 31, 1998, a decrease during the nine months beginning January 1, 1999 of $5,795,000. The change for the period is attributable to a rising interest rate environment and the recomposition of the portfolio due to the application of funds received in the acquisition of the Hemet branch of Freemont Investment and Loan.

    Investment Securities


                                 September 30, 1999
                               ------------------------
                                                Gross        Gross
                               Amortized     Unrealized    Unrealized       Fair
         ($ In 000's)             Cost          Gains        Losses         Value
         ------------          ---------     ----------    ----------     --------
U.S. Treasury Securities        $    585      $     16            --      $    601
U.S. Government and
    Agency Securities             77,913            12      $  2,278        75,647
State and Political Subd.         56,826            78         2,690        54,214

Mortgage-Backed Securities        36,887            10           721        36,176
Other Equity                      10,765            --            48        10,717
                                --------      --------      --------      --------
                                $182,976      $    116      $  5,737      $177,355


                                   December 31, 1998
                               ------------------------
                                                Gross        Gross
                               Amortized     Unrealized    Unrealized        Fair
         ($ In 000's)             Cost          Gains        Losses         Value
         ------------          ---------     ----------    ----------     --------
U.S. Treasury Securities        $    550      $     37                    $    587
U.S. Government and
    Agency Securities             44,384           114      $    133        44,365

State and Political Subd.         38,052           450           263        38,239
Mortgage-Backed Securities        35,870            98           129        35,839
Other Equity                       6,029            --            --         6,029
                                --------      --------      --------      --------
                                $124,885      $    699      $    525      $125,059


        Investment securities carried at approximately $122,473,000 and $72,237,000, at September 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


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

        The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At September 30, 1999 and December 31, 1998 the Company was servicing approximately $130,352,000 and $121,628,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                  September 30, 1999  December 31, 1998
                                                  ------------------  -----------------
($ In 000's)
Balance at beginning of year                             $4,296            $3,145
Additions to the allowance charged to expense             2,050             2,704
Recoveries on loans charged off                              48               178
Loans charged off                                         1,198             1,731
                                                         ------            ------
Balance at end of period                                 $5,196            $4,296


A summary of nonperforming loans and assets follows:

                                               September 30, 1999  December 31, 1998
                                               ------------------  -----------------
($ In 000's)
Non-accrual loans                                    $4,943             $4,315
Loans 90 days past due and still accruing               201                567
                                                     ------             ------
        Total nonperforming loans                     5,144              4,882
Other Real Estate Owned                               1,552              1,071
                                                     ------             ------
        Total nonperforming assets                   $6,696             $5,953

Nonperforming loans to total ending loans               .83%               .97%
Nonperforming assets to total loans and
        Other Real Estate Owned                        1.08%              1.18%


(D)  Other Expenses

        Other expenses for the periods indicated are as follows:

($ In 000's)                     September 30, 1999  September 30, 1998
                                 ------------------  ------------------
Data Processing                        $1,654            $1,213
Advertising                               401               406
Legal and Professional                  1,577             1,246
Regulatory Assessments                    201               229
Insurance                                 166               161
Amortization of Intangibles               417               357
Office Expenses                         1,503             1,399
Promotion                               1,142             1,153
Merger Related                            682                --
Other                                   1,206             1,241
                                       ------            ------

Total Other Expenses                   $8,949            $7,406


(E)  Earnings Per Share

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 10,850,338 for the nine months ended September 30, 1999 and 10,644,352 for the nine months ended September 30, 1998, respectively; 10,861,282 for the three months ended September 30, 1999 and 10,702,964 for the three months ended September 30, 1998, respectively.

        Diluted earnings per share for the three month periods ended September 30, 1999 and 1998, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

(F)  Stockholders' Equity

        On January 28, 1999 the Bank of Stockdale, F.S.B., Bakersfield, California, became the Company's wholly-owned subsidiary in a stock-for-stock merger transaction pursuant to a definitive agreement entered into on September 15, 1998. The Company issued 2,355,334 shares of its common stock for all of the Bank of Stockdale's issued and outstanding shares of common stock. The Bank of Stockdale will continue to operate as a separate, wholly owned subsidiary under its current name and federal savings bank charter. The merger was accounted for utilizing the pooling of interests method of accounting and all prior period financial information has been restated to reflect consolidated financial information. The Bank of Stockdale's total stockholder's equity at the time of purchase was $9,759,619.

(G)      Supplemented Disclosure of Combined Results

The following table summarizes the separate results for the combined entities for the periods shown prior to the merger with Bank of Stockdale:

                                  Nine months Ended September 30,
(Dollars in Thousands)                  1999           1998
                                      --------       --------
Interest and Noninterest Income:
    The Company-Pre-merger            $  3,847       $ 33,261
    Bank of Stockdale-Pre-merger           991          9,027
    The Company-Post-merger             46,606             --
                                      --------       --------

        Total                         $ 51,444       $ 42,288

Net Income:
    The Company-Pre-merger            $    343       $  3,239
    Bank of Stockdale-Pre-merger          (423)           708
    The Company-Post-merger              4,184             --
                                      --------       --------
        Total                         $  4,104       $  3,947

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

GENERAL

VIB Corp's financial performance through the third quarter of 1999 continued to be indicative of the execution of business plans that facilitate the Company's strategic direction. Improvement in overall efficiency was evident in the continued integration of VIB Corp's first quarter 1999 acquisition of Bank of Stockdale, headquartered in Bakersfield, California and the acquisition by the Company's subsidiary, Valley Independent Bank, of a branch located in Hemet, California. In addition, strong credit quality and significant business demand in the markets the Company serves contributed greatly to the results of the first three quarters.

VIB Corp was incorporated on November 7, 1997 under the Laws of the State of California at the direction of the Board of Directors of Valley Independent Bank ("VIB") for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of Valley Independent Bank's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of Valley Independent Bank's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase Valley Independent Bank's Common Stock, issued in connection with the Bank's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock. As of September 30, 1999, there were 99,149 remaining warrants outstanding with an exercise expiration date of October 29, 1999.

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

The Stockdale Merger was accounted for as a pooling of interests. The Company issued 2,355,430 shares of its Common Stock in exchange for all 1,212,265 shares of Stockdale's issued and outstanding common stock (at an exchange ratio of 1.943 to 1). Additionally Mr. Ed Hickman, Stockdale's President and Chief Executive Officer and one of its Directors, was added to the Company's Board of Directors.

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

In connection with the branch acquisition by Valley Independent Bank it was anticipated that VIB would require additional capitalization. On December 19, 1998, the Company formed a wholly owned business trust subsidiary, Valley Capital Trust, pursuant to the laws of the state of Delaware. The Company formed the Trust for the specific purpose of (i) investing in the Company's 9.00 percent Junior Subordinate Debentures (the "Debentures"), due February 5, 2029;
(ii) selling 9.00 percent Cumulative Capital Securities (the "Capital Securities"), representing a 97 percent beneficial interest in the Debentures owned by the Trust; and (iii) issuing beneficial interest in the Debentures owned by the Trust.

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

On September 7, 1999, VIB Corp, Kings River State Bank and Kings River Bancorp, headquartered in Reedley, California, entered into an Agreement and Plan of Reorganization pursuant to which Kings River State Bank will become a wholly-owned subsidiary of VIB Corp and will continue to operate under its separate California commercial bank charter. Upon consummation of the merger, Kings River Bancorp's shareholders will receive approximately $21.9 million in exchange for their stock, calculated at 2.5 times book value, subject to certain adjustments.

The completion of the merger is subject to receipt of regulatory approvals including approvals of the Board of Governors of the Federal Reserve System and the California Department of Financial Institutions. The transaction must also be approved by holders of a majority of the issued and outstanding shares of King River Bancorp's stock. The parties anticipate that the transaction will be completed during the first quarter of 2000.

Consolidated net income for the nine months ended September 30, 1999, adjusted for merger and related non-recurring costs, was $4.8 million or $.43 per share fully diluted based upon average shares outstanding of 10,952,777. This compares with net income of $3.9 million or $.29 per share fully diluted based upon the average shares outstanding of 11,098,575 for the same period in 1998. After merger and related non-recurring costs, net income for the period ending September 30, 1999 was $4.1 million or $.37 per share fully diluted.

Net income for the three months ending September 30, 1999 was $1.7 million or $.16 per share fully diluted based upon average shares outstanding of 10,931,406. This compared with net earnings of $1.4 million or $.11 per share fully diluted based upon the average shares outstanding of 11,074,928 for the same period in 1998.

On March 23, 1999, the Board of Directors approved a 3% stock dividend for shareholders of record on May 14, 1999. The dividend was paid on June 4, 1999. All per share figures have been retroactively adjusted for this and previous stock dividends and splits.

Total gross loans at September 30, 1999 were $618.7 million, which represented an increase of $120.9 million or 24.3% from December 31, 1998. Since September 30, 1998, total gross loans have increased $172.4 million or 38.6%.

Total deposits at September 30, 1999 increased $84.3 million or 14.1% from year-end 1998 to $684.0 million. This increase includes the assumption of deposits acquired from Fremont Investment & Loan, discussed earlier, and the normal seasonal deposit cycle experienced in the Imperial, Coachella and Central Valleys as it relates to the local agricultural business cycle. Total deposits, compared to September 30, 1998, increased $119.3 million or 21.1%.

In future developments the Bank of Stockdale anticipates opening its fourth branch location in Fresno, California during the first quarter of next year. VIB during the third quarter opened a loan production office in Fresno, California. This office will concentrate on addressing the agricultural lending needs of the Fresno area market. VIB also decided to defer the opening of a loan production office in Riverside, California to a time to be determined.

YEAR 2000 READINESS COMPLIANCE

Certain computer systems may not properly recognize date sensitive information when the date changes to the year 2000 ("Y2K"). Computer systems that do not properly recognize the year 2000 could generate erroneous data or cause the system to fail. Those computer systems will have to be modified or replaced prior to the year 2000 in order to remain functional.

VALLEY INDEPENDENT BANK

During 1996 VIB began the process of identifying and addressing issues surrounding the year 2000 and their impact on VIB's operations. That process continued through 1997 during which VIB conducted a comprehensive review of its computer systems to identify applications that would be affected by the Y2K issue and VIB developed an implementation plan to bring VIB's systems into compliance prior to the year 2000. VIB's compliance program includes review of bank-wide computer processing systems as well as review of third party vendors' interface systems and review of large corporate borrowers' systems. During 1997 VIB completed the assessment phase of its program and during 1998, began the implementation and validation of hardware and software upgrades, system replacements, vendor certifications and other associated changes. Final implementation, validation and certification of all internal systems were accomplished by June 30, 1999. Simultaneously, VIB has conducted an ongoing evaluation for the impact of Y2K compliance on large corporate customers as well as the third party vendors. As of September 1999, VIB has updated its assessment of Y2K risk in this regard and has established a specific reserve of $800,000 within the general reserve for credit losses and liquidity policies to mitigate this risk. The ongoing assessment on this risk is monitored on a monthly basis with appropriate adjustments to reserves, as required. While management considers the $800,000 in reserves adequate as of September 30, 1999, such amount is subject to change based on an ongoing review. Consequently, the amount provided at September 30, 1999, should not be interpreted as indicative of future adequacy.

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

VIB has completed its schedule to implement the systems and programming changes necessary to address the Y2K issue and does not believe that the costs of such actions will have a material effect on VIB's results of operations or financial condition. VIB has expended $407,000 through September 30, 1999 and expects to spend an additional $122,000 in 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementations of such changes, and VIB's inability to implement such changes could have an adverse effect on the Company's future results of operations. Similarly, there can be no assurance that third party vendors' systems will be Y2K compliant and, consequently, VIB could incur incremental costs to convert to other vendors.

BANK OF STOCKDALE

Bank of Stockdale engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. As such, a primary focus of Stockdale's Y2K compliance program is to monitor the progress of its software providers toward Y2K compliance and to prepare and test future-date sensitive data of Stockdale in simulated processing.

Stockdale's Y2K compliance program has been divided into the following phases:
(i) inventorying date-sensitive information technology and other business systems; (ii) assigning priorities to identified items and assessing the efforts required for Y2K compliance of those determined to be material to Stockdale:
(iii) upgrading or replacing material items that are determined not to be Y2K compliant and testing material items; (iv) assessing the status of third party risks; and (v) designing and implementing contingency and business continuation plans.

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

In phase two of Stockdale's Y2K compliance program, results from the inventory were assessed and evaluated to determine the Y2K impact and necessary actions required obtaining Y2K compliance. Stockdale divided the results of the inventory into two principal categories -- those information technology systems that are considered by Stockdale to be "mission critical" and those that are not. Stockdale defines a "mission critical system" as a system that is vital to the successful continuance of Stockdale's core business and/or maintaining customer account integrity. Stockdale originally identified 16 mission critical systems that could be affected by Y2K issues. During the second quarter the number of mission critical systems were analyzed and reduced to seven. To obtain Y2K compliance for these mission critical systems, Stockdale has remediated or replaced all such systems that have been determined not to be Y2K compliant.

Phase three of Stockdale's Y2K compliance program included the upgrading, replacement and/or retirement of systems and testing. Stockdale first addressed mission critical systems and then non-mission critical systems. This phase of the Y2K compliance program was completed during the first six months of 1999. For Stockdale's internal systems, necessary actions primarily consist of upgrading computer hardware and equipment. Such hardware upgrades should be completed by November 30, 1999. 100% of Stockdale's third party software upgrades have been completed. Testing of updated or new systems is ongoing. "Future-date" testing of upgrades and/or replacements is being conducted along with tests to ensure integration with Stockdale's overall data processing environment. As of June 30, 1999, Stockdale's testing of mission critical systems was completed.

The fourth phase of Stockdale's Y2K compliance program, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers, borrowers, and customers at the direct interface level as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunications companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Y2K issues. Detailed evaluations of the most critical third parties have been initiated. Evaluation of critical Stockdale customers and borrowers was completed in November 1998 and updated for new customers through September 30, 1999. In this regard a specific reserve of $80,000 within the general reserve for credit losses was established in 1999. Evaluations of other critical third parties were completed by June 30, 1999. No problems have been identified to date. These evaluations will be followed with contingency plans, which are ongoing and completed in the second quarter 1999, with follow up reviews and testing scheduled through the remainder of 1999.

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

As Stockdale relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Y2K compliance program has been and will continue to be the reallocation of internal resources for testing and for the purchase of computer hardware and, therefore, does not represent incremental expense to Stockdale. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware is approximately $281,000 of which approximately $260,000 had been expended through September 30, 1999. Stockdale's total costs associated with required modifications to be Y2K compliant is not expected to be material to its results of operations, liquidity or capital resources.

NET INTEREST INCOME

Average interest earning assets totaled $739.3 million during the nine months ending September 30, 1999, an increase of $205.1 million or 38.4% compared to the same period last year. All comparative areas of earning assets grew significantly. This growth was highlighted by an increase in average total loans of $125.8 million or 29.6% to $550.4 million. Average interest bearing liabilities in the first nine months of 1999 increased $187.6 million or 45.9% to average $596.7 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $124.9 million or 30.9% to $529.1 million. Average borrowed funds increased $62.7 million or 1,270.0% to $67.7 million during the same time frame. These comparative changes in average deposits and borrowed funds include the effects of the branch acquisition and issuance of the Capital Securities, discussed earlier.

Interest income for the nine-month period ending September 30, 1999 was $46.6 million, an increase of $9.7 million or 26.4% compared to the first nine months in 1998. The increase in interest income was primarily the result of the volume increases previously discussed. This increase was partially offset by a decreased interest rate environment. The yield on interest earning assets decreased 80 basis points to 8.43% for the nine-month period ended September 30, 1999 from 9.23% for the comparative period last year.

Interest expense increased $5.7 million or 44.3% during the nine months ended September 30, 1999 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest-bearing categories as well as a deposit mix shift towards the higher interest bearing categories. This increase was partially impacted by a lower interest rate environment. The cost of interest bearing funds decreased 4 basis points from 4.22% for the nine-months ended September 30, 1998 to 4.18% for the nine months ended September 30, 1999.

Net interest income was $28.0 million for the nine months ending September 30, 1999, representing an increase of $4.0 million or 16.7% from the same period ended September 30, 1998. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities decreased to 4.25% for the period ending September 30, 1999, compared to 5.01% for the same period in 1998. Net interest income as a percentage of average interest earning assets, or the net interest margin, decreased to 5.06% for the period ending September 30, 1999, compared to 6.00% for the period ending September 30, 1998. A lower interest rate environment and a shift in the deposit mix towards the higher interest bearing categories and the issuance of the Capital Securities, offset by the relatively greater increases in interest earning assets than in interest bearing liabilities and the greater proportionate growth in loans, the highest yielding assets, were the primary reasons for the comparative decrease in yield for both the net interest spread and the net interest margin.

Interest income for the third quarter ended September 30, 1999 was $16.6 million, which represented an increase of $3.7 million or 28.7% to the comparative period ending September 30, 1998. Interest expense was $6.8 million for the three-month period ending September 30, 1999, in increase or $2.3 million or 50.0% compared to the same period in 1998. Net interest income during the third quarter ending September 30, 1999 was $9.8 million, an increase of $1.4 million or 17.2% for the comparative period ending September 30, 1998. The same factors affecting the first nine month periods also apply to the second quarter comparison of 1999 to 1998.

PROVISION FOR CREDIT LOSSES

The allowance for credit losses at September 30, 1999 was $5.2 million, compared to $3.9 million at September 30, 1998, an increase of $1.3 million or 34.9%. As a percent of total loans, the allowance was .84% at September 30, 1999, compared to .86% at September 30, 1998 and .86% at December 31, 1998.

The provision for credit losses was $2.0 million for the first nine months of 1999, compared with $2.1 million provided for the nine months ended September 30, 1998, a decrease of 1.0%. The provision was $700,000 for the third quarter of 1999 compared to $705,000 for the third quarter of 1998, a decrease of $5,000 or .1%

Total non-performing loans as of September 30, 1999 were $5.1 million as compared to $6.0 million at September 30, 1998 and $4.9 million at December 31, 1998. Non-performing loans increased $.2 million during the nine months ended September 30, 1999.

Net charge-offs were $1.1 million for the nine months ended September 30, 1999. This represents a decrease of $.3 million when compared to $1.4 million in net charge offs for the same period in 1998. During the third quarter ending September 30, 1999, $.5 million was recorded in net charge-offs compared to $.4 million net charge-offs in the third quarter of 1998.

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

Management of the Company believes the consolidated allowance at September 30, 1999, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary banks' loan portfolios.

NON-INTEREST INCOME

Total non-interest income amounted to $4.8 million for the nine months ended September 30, 1999 representing a decrease of $.6 million or 10.5% compared with the same period in the prior year. A $167,000 decrease in service charges on deposits, a $192,000 decrease in other income related to a one-time prior period insurance recovery in 1998, a $67,000 decrease in the gain on sale of other real estate owned and a $283,000 decrease in the gain on sale of investment securities, partially offset by an increase of $117,000 in the gain on sale of small business government guaranteed loans were the primary reasons for the decrease in non-interest income.

Total other income for the third quarter of 1999 was $1.6 million, a decrease of $ .4 million or 20.2% from the third quarter of 1998. The decrease resulted from a $3,300 decrease in gains on the sale of Small Business Administration loans, a $47,000 decrease in gains on sale of other real estate owned, a $66,000 decrease in service charges on deposits and a $289,000 decrease in gains on the sale of investment securities.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended September 30, 1999 was $24.3 million, an increase of $2.9 million or 13.4% as compared to the same period in 1998. After adjusting for $.7 million in merger and one-time related expenses non-interest expense for the nine months ended September 30, 1999 was $23.6 million, an increase of $2.2 million or 10.3%.

Salary expense during the nine months ended September 30, 1999 was $8.8 million, an increase of $.8 million or 9.1% over the comparable period in 1998. The growth in salary expense is attributable to staffing additions related to the 1998 Palm Springs, California branch acquisition from Palm Desert National Bank, the previously discussed Hemet, California branch acquisition from Fremont Investment & Loan, merit increases, paid commissions and performance incentives.

Employee benefits expense was $2.7 million for the period ending September 30, 1999, an increase of $290,000 or 10.7% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed staffing additions, increased 401K and ESOP funding costs and increases in medical insurance expense.

Occupancy expense was $2.0 million for the nine month period ended September 30, 1999, an increase of $.2 million or 9.9% as compared to the first nine months in 1998. Furniture and equipment expense was $1.9 million for the nine month period ended September 30, 1999, an increase of $13,500 or .1% from the same period in 1998. These increases were primarily the result of the acquisitions previously discussed, increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $8.9 million during the nine-month period ended September 30, 1999, an increase of $1.5 million or 20.8% from the same period in the prior year. Increases in data processing as well as $682,000 in merger and related non-recurring expenses were the primary causes for the increase in this category.

For the third quarter of 1999, total non-interest expenses were $8.1 million, an increase of $.5 million or 6.8% from $7.6 million for the third quarter of 1998. The increase in each category were for the same reasons as noted above for the comparable nine month periods with the exception of the merger costs discussed previously.

INCOME TAXES

Income tax expense for the nine months ending September 30, 1999 was $2.4 million as compared with $1.9 million for the same period in 1998. The increase in expense was primarily attributable to a $1.2 million increase in taxable operating income adjusted for $682,000 in non-tax deductible merger and related non-recurring costs. The Company's adjusted effective tax rate was 33.0% for the nine months ended September 30, 1999 as was the tax rate for the nine months ended September 30, 1998. The effective tax rate remained steady primarily as the result of a $1.0 million increase in non-taxable investment interest income.

Income taxes for the third quarter were $.9 million, an increase of $.2 million or 33.4% from the third quarter of 1998. The increase in expense was primarily related to a $.5 million increase in the Company's taxable operating income, and a slight increase in the effective tax rate from 33.2% for the nine months ended September 30, 1998 to 35.6% for the nine months ended September 30, 1999. The effective tax rate increase was primarily the result of a $104,000 write off of non-tax deductible organization costs offset slightly by a $.4 million increase in non-taxable income from municipal securities.

CAPITAL RESOURCES

Total stockholders' equity as of September 30, 1999 was $56.5 million, which represented an increase of $.9 million from December 31, 1998, and $2.7 million from September 30, 1998. The increase since December 31, 1998 included $4.1 million in net income and a $3.4 million decrease in the cumulative unrealized gain on securities classified as available for sale. The increase since September 30, 1998 included $5.4 million in net income and a $3.8 million decrease in the cumulative unrealized gain on securities classified as available for sale.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At September 30, 1999 the Tier 1 and total risk based capital ratios were 10.96% and 12.09% respectively, compared to 9.81% and 10.55% respectively, at September 30, 1998. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.78% at September 30, 1999, compared to 7.76% at September 30, 1998. The Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company's consolidated liquidity position, enhanced by the Fremont Investment & Loan branch acquisition, remained adequate to meet future contingencies. At September 30, 1999 the Company had $100.0 million in net federal funds purchased and FHLB advances outstanding. This compared to $5.9 million in net federal funds outstanding at September 30, 1998. Since December 31, 1998, net Federal Funds purchased and FHLB advances have increased $96.0 million. The Company's consolidated liquidity ratio at September 30, 1999 was 22.39%. This ratio represented a decrease from 23.72% at September 30, 1998 and an increase from 22.38% at December 31, 1998.

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

The subsidiary banks utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The subsidiary banks' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates. The following tables present VIB's projected changes in NPV and net interest income for the various rate shock levels as of September 30, 1999 and Bank of Stockdale's as of June 30, 1999.


                             Valley Independent Bank
                          Change in Net Portfolio Value
                              at September 30, 1999


                                     NET PORTFOLIO      ACTUAL      PERCENTAGE
CHANGE IN INTEREST RATES                 VALUE          CHANGE       CHANGE
------------------------             -------------      ------      ---------
                                                 (Dollars in Thousands)
300 basis point rise                    $63,931        ($19,858)      -23.70%
200 basis point rise                     70,210         (13,579)      -16.21%
100 basis point rise                     77,095          (6,694)       -7.99%
Base Rate Scenario                       83,789            --            --
100 basis point decline                  91,951           8,162         9.74%
200 basis point decline                  97,474          13,685        16.33%
300 basis point decline                 104,098          20,309        24.24%


                          Change in Net Interest Income
                              at September 30, 1999


                                      NET INTEREST        ACTUAL        PERCENTAGE
CHANGE IN INTEREST RATES             INCOME (000's)  CHANGE (000's)   CHANGE (000's)
------------------------             --------------  --------------   --------------
                                             (Dollars in Thousands)
300 basis point rise                    $28,084          ($2,435)         -7.98%
200 basis point rise                     28,930           (1,589)         -5.21%
100 basis point rise                     29,744             (775)         -2.54%
Base Rate Scenario                       30,519              --             --
100 basis point decline                  31,007             488            1.60%
200 basis point decline                  30,789             270            0.88%
300 basis point decline                  29,948            (571)          -1.87%

                                Bank of Stockdale
                          Change in net Portfolio Value
                                at June 30, 1999


                                   NET INTEREST     ACTUAL      PERCENTAGE
CHANGE IN INTEREST RATES             INCOME         CHANGE        CHANGE
------------------------           ------------     ------      ----------
                                            (Dollars in Thousands)
300 basis point rise                 $ 6,403       ($7,153)      -52.77%
200 basis point rise                   8,834        (4,722)      -34.83%
100 basis point rise                  11,255        (2,301)      -16.97%
Base Rate Scenario                    13,556          --            --
100 basis point decline               15,467         1,911       14.10%
200 basis point decline               17,322         3,766       27.78%
300 basis point decline               19,362         5,807       42.84%


                          Change in Net Interest Income
                                at June 30, 1999


                                  NET INTEREST     ACTUAL       PERCENTAGE
CHANGE IN INTEREST RATES            INCOME         CHANGE         CHANGE
------------------------          ------------     ------       ----------
                                            (Dollars in Thousands)
300 basis point rise                $7,393         ($263)         -3.43%
200 basis point rise                 7,585           (71)         -0.93%
100 basis point rise                 7,696            40           0.52%
Base Rate Scenario                   7,656            --            --
100 basis point decline              7,813           157           2.05%
200 basis point decline              7,746            90           1.18%
300 basis point decline              7,708            52           0.70%


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

At September 30, 1999 the Company had adequate liquidity to meet its anticipated funding needs.


INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.4% at September 30, 1999 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information in response to this item is included in ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are filed as a part of this report:


Regulation S-K
Exhibit No.                       Description                             Page
--------------                    -----------                             ----
3.1                Articles of Incorporation of VIB Corp,                  ___
                   as amended September 27, 1999

10.16              Valley Independent Bank form of                         ___
                   Executive Supplemental Compensation
                   Agreement

10.17              Bank of Stockdale, F.S.B. form of                       ___
                   Executive Supplemental Compensation
                   Agreement

10.18              Bank of Stockdale, F.S.B. form of Life                  ___
                   Insurance Endorsement Method Split
                   Dollar Plan Agreement (executive
                   officers)

10.19              Bank of Stockdale, F.S.B. form of                       ___
                   Director Supplemental Compensation
                   Benefits Agreement

Regulation S-K
Exhibit No. (cont.)               Description                             Page
--------------                    -----------                             ----
10.20              Bank of Stockdale, F.S.B. form of Life                  ___
                   Insurance Endorsement Method Split
                   Dollar Agreement (directors)
27                 Financial Data Schedule                                 ___

         (b)      Current Reports on Form 8-K:

         During the quarter ended September 30, 1999 the Company filed the following Current Report on Form 8-K:

    Description                                                Date of Report
    -----------                                                --------------
    Signing of Agreement and Plan of Reorganization           September 16, 1999
    dated September 7, 1999 to acquire Kings River
    State Bank

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIB CORP


Date: November 12, 1999
                                       /s/ Dennis L. Kern
                                       -----------------------------------------
                                       Dennis L. Kern,
                                       President and Chief Executive Officer


                                       /s/ Harry G. Gooding, III
                                       -----------------------------------------
                                       Harry G. Gooding, III,
                                       Executive Vice President and Chief
                                       Financial Officer