Form 10-K405
period 1999-12-31
VIB CORP
filed 2000-03-27
CIK 1051345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

        (MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES AT MARCH 3, 2000: $66,232,075

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 3, 2000: 11,472,196

                       DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THE IDENTIFIED PARTS OF THIS FORM 10-K:

        VIB CORP'S 1999 ANNUAL REPORT TO SHAREHOLDERS - PART II, ITEM 5.

    2000 ANNUAL MEETING PROXY STATEMENT - PART III, ITEMS 10, 11, 12 AND 13.

                                                         TOTAL NO. OF PAGES: 221
                                                       EXHIBIT INDEX AT PAGE: 99

                                      INDEX


                                                                                                 PAGE
                                            PART I

ITEM 1 - DESCRIPTION OF BUSINESS............................................................        3

ITEM 2 - DESCRIPTION OF PROPERTY............................................................       38

ITEM 3 - LEGAL PROCEEDINGS..................................................................       39

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................       39


                                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.....................................................       39

ITEM 6 - SELECTED FINANCIAL DATA............................................................       39

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................................       41

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                       RISK.................................................................       61

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................       61

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................       95


                                           PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................       95

ITEM 11 - EXECUTIVE COMPENSATION............................................................       95

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT........................................................       95

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................       95


                                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K ..........................................................       95


                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

        THE COMPANY

        VIB Corp (the "Company" or the "Registrant") was incorporated on November 7, 1997, under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank ("VIB") for the purpose of becoming VIB's holding company. The holding company reorganization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of VIB's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of VIB's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding Warrant to purchase VIB's Common Stock, issued in connection with VIB's 1997 Unit Offering, was converted into a Warrant to purchase the Company's Common Stock. The Warrants remaining unexercised expired on October 29, 1999. (See "THE BANKING SUBSIDIARIES - VIB" and "SUPERVISION AND REGULATION - THE COMPANY" herein.)

        On September 15, 1998, the Company entered into an Agreement and Plan of Reorganization with Bank of Stockdale, F.S.B. ("Stockdale"), a federal stock savings bank headquartered in Bakersfield, California, providing for a stock-for-stock merger transaction whereby Stockdale would become the Company's wholly-owned subsidiary. The transaction was closed on January 28, 1999, and was accounted for as a pooling of interests. The Company issued approximately 2,498,876 shares of its Common Stock (as adjusted for stock dividends) in exchange for all of the issued and outstanding shares of Stockdale's common stock. (See "THE BANKING SUBSIDIARIES - Stockdale" herein.)

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

        On January 29, 1999, the Company entered into a Purchase Terms Agreement (the "Purchase Terms Agreement") with First Tennessee Capital Markets, a subsidiary of First Tennessee Bank, N.A. (the "Placement Agent"). Pursuant to the Purchase Terms Agreement, the Placement Agent solicited subscriptions for the purchase of up to $23 million of the Capital Securities from accredited investors.

        On February 5, 1999, the Company issued $23.093 million in Debentures to the Trust. Concurrently, the Trust issued $22.4 million of the Capital Securities to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act of 1933 in a private placement and $693,000 of Common Securities to the Company. The Debentures were purchased by the Trust concurrently with the issuance of the Capital Securities and Common Securities. The proceeds to the Company, net of the fees and other offering expenses, was approximately $22.2 million, of which approximately $17.4 million is treated as Tier 1 capital by the Company for regulatory purposes. (See "SUPERVISION AND REGULATION - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 4. Risk-Based Capital Guidelines" herein.) The Company used approximately $8.5 million of the proceeds to increase

VIB's regulatory capital and $10.0 million to fund the Kings River State Bank acquisition. The remainder is available for general corporate purposes.

        The interest on the Debentures paid by the Company is deductible and represents the sole source of the Trust's revenues available for distributions to the holders of the Capital Securities. The Company has the right, assuming that no default has occurred regarding the Debentures, to defer interest payments on the Debentures, at any time and for a period of up to twenty consecutive calendar quarters. The Capital Securities will mature concurrently with the Debentures on February 5, 2029, but can be called after February 5, 2009.

        Other than receiving interest payments on the Debentures and making distributions to the holders of the Capital Securities when required, the Trust does not conduct any other business.

        On September 7, 1999, the Company entered into an Agreement and Plan of Reorganization with Kings River Bancorp and Kings River State Bank ("Kings River"), a state-chartered bank headquartered in Reedley, California, providing for a cash acquisition of Kings River. The transaction was closed on January 7, 2000, and was accounted for as a purchase. The aggregate purchase price was $21,728,277. (See "THE BANKING SUBSIDIARIES - Kings River" herein.)

        During 1999 the Company did not conduct any business other than through VIB and Stockdale and as described above. At year-end, the Company had total consolidated assets of $918 million. Upon consummation of the transactions described above, the Company conducts its banking business only through VIB, Stockdale and Kings River (collectively, the "Banking Subsidiaries"). Neither the Company nor the Banking Subsidiaries earn revenues from sources outside of the United States.

        The Company's internet "home page" on the world wide web is: http://www.vibcorp.com. Valley Independent Bank has a home page, located at: http://www.vibank.com.

        THE BANKING SUBSIDIARIES

        VIB

        VIB was incorporated under the laws of the State of California on March 28, 1980, and commenced operations as a California state-chartered bank on March 19, 1981. VIB's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum legal limits thereof, and VIB is a member of the Federal Reserve System. VIB's main office is located in the City of El Centro and its phone number is (760) 337-3200. VIB has branch offices in Brawley, Calexico and Holtville, in Imperial County, Blythe, Coachella, Hemet, Indio, La Quinta, Palm Desert, Thousand Palms and Palm Springs in Riverside County, and Julian and Tecate, in San Diego County, California. VIB also operates six loan production offices, located in Fresno, El Centro, Orange and Rancho Mirage, California, in Yuma, Arizona, and in Las Vegas, Nevada.

        VIB has grown through de novo branching and acquisitions. On December 31, 1992, VIB consummated its first acquisition, acquiring the Coachella branch office through the merger of The First National Bank in Coachella. During 1996 VIB consummated two acquisitions. On June 21, 1996, VIB acquired the Calexico branch office of California Commerce Bank and combined its Calexico branch with and into the acquired facility. On September 12, 1996, VIB acquired four branches, Indio, La Quinta, Palm Desert and Thousand Palms, by the merger of Bank of the Desert, N.A. On February 14, 1997, VIB purchased two branches from Wells Fargo Bank, N.A., Blythe in Riverside County and Tecate in San Diego County. On March 27, 1998 VIB acquired the Palm Springs branch office of Palm Desert National Bank. On January 22,

1999, VIB acquired the Hemet branch office of Fremont Investment and Loan. VIB assumed approximately $111 million in deposits, the lease to the premises and $27,000 in other assets associated with the branch. These acquisitions enhanced VIB's market share in the Coachella Valley and the City of Calexico and expanded VIB's geographic market areas.

        VIB offers a full range of commercial banking services, including the origination of commercial, U.S. Small Business Administration ("SBA"), accounts receivable, real estate, construction, home improvement, consumer, and other installment and term loans; checking, savings, time, NOW, super NOW and money-market deposit accounts; travelers' checks, pre-approved overdraft lines, and safe deposit; and other customary non-deposit banking services. VIB is a "Preferred Lender" of the SBA and, as such, is able to process SBA loans more quickly than other institutions that do not have such status. VIB is an agent for VISA(R) and MasterCard(R) credit cards and is a merchant depository for cardholder drafts under both types of credit cards. VIB's customers include individuals, many of whom are farmers or ranchers, and small-to-medium sized businesses. Although VIB does not presently provide trust services, such services are made available to its customers through correspondent banks. VIB's branches, the majority of which offer drive-through banking services, also provide 24-hour automated teller machines which are integrated into multi-state ATM networks.

        STOCKDALE

        Stockdale is a federal stock savings bank, chartered by the Office of Thrift Supervision (the "OTS") on June 27, 1991. Stockdale was initially incorporated on February 26, 1985, as Stockdale Savings and Loan Association, a California state-chartered savings and loan association, and began operations on that date. Effective June 27, 1991, Stockdale converted to a federal stock savings bank and currently operates under a federal charter as Bank of Stockdale, F.S.B. Stockdale is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of twelve regional banks making up the Federal Home Loan Bank System. Stockdale's deposits are insured up to the applicable limits by the Savings Association Insurance Fund of the FDIC. Stockdale's principal executive office is located at 5151 Stockdale Highway, Bakersfield, California 93309, and its telephone number is (805) 833-9292. Stockdale has branch offices located at 3990 Gosford Road, Bakersfield, California 93309, and 2700 Mount Vernon Avenue, Bakersfield, California 93306 and has plans to open a branch in Fresno, California, in April, 2000. In addition, Stockdale has a loan production office in Fresno, California.

        Stockdale's services include those traditionally offered by community banks, such as checking and savings accounts and real estate and home improvement loans. The vast majority of Stockdale's loans are direct loans made to individuals, professionals, and small and medium sized businesses within Stockdale's marketing area. The majority of Stockdale's loans are sold into the secondary market while retaining servicing rights and fees generated therefrom.

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

        KINGS RIVER

        Kings River State Bank was incorporated under the laws of the State of California on November 18, 1977, and commenced operations as a California state-chartered bank on April 24, 1978. Kings River's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum units thereof. Kings River's main office is located at 1003 "I" Street, Reedley, California 93654, and its phone number is (559) 638-8131. Kings River has branch offices in Hanford and Dinuba, California, and a loan production office in Visalia, California.

        Kings River conducts substantially the same business operations as a typical independent commercial bank, including the acceptance of demand, savings and time deposits, and the making of real estate mortgage and construction loans, commercial loans and installment loans (including personal, home improvement, and automobile loans). Additionally, Kings River offers to its customers travelers' checks, money orders, bank-by-mail, drive-up facilities and 24-hour automated teller machines, plus other customary banking services. Kings River's deposits are attracted primarily from individuals and small to medium-sized businesses and professional firms located in and around the central San Joaquin Valley area. Kings River is not dependent upon a single customer or group of related customers for a material portion of its deposits. The general areas in which Kings River has directed its lendable assets are: (i) real estate mortgage and construction loans; (ii) commercial loans; and (iii) loans to individuals for household, family and other consumer expenditures (installment loans). Although not a credit card issuing bank, Kings River honors merchant drafts of both MasterCard(R) and Visa(R). Kings River does not operate a trust department or provide trust services.

        MARKET AREAS

        During 1999 the Company's primary market areas included the cities and surrounding rural communities in the Imperial, Coachella and southern San Joaquin Valleys. Agriculture is the major economic activity within Imperial County, with year-round harvesting. El Centro is Imperial County's largest city and also serves as the county's financial center. Agriculture also is the most significant economic activity in the Coachella Valley, although the tourism, retail and service industries are growing.

        VIB significantly increased its market area in recent years through acquisitions and de novo branching. The Julian, California, office opened in 1995, and the Tecate, California, office, acquired in 1997, expanded VIB's service area to eastern San Diego County. The Julian office serves customers in that and neighboring eastern San Diego County mountain communities and the Tecate office serves customers on both sides of the international border. The Blythe office, acquired in 1997, extended VIB's service area to the Palo Verde Valley, along the Colorado River, in eastern Riverside County. Blythe is the only incorporated city on the eastern side of Riverside County along Interstate 10 and serves as the major service and retail center for eastern Riverside County and the Palo Verde Valley, including communities on the Arizona side of the Colorado River. The acquisition of the Hemet branch in January, 1999, marked VIB's first entry into the San Jacinto Valley, which is approximately 90 miles east of Los Angeles, 35 miles southeast of Riverside and 85 miles northeast of San Diego.

        The Company further expanded the geographic scope of its banking franchise into California's San Joaquin Valley through the acquisitions of Stockdale in January, 1999 and Kings River in January, 2000. Stockdale operates three full-service offices in Bakersfield, in the southern San Joaquin Valley, and a loan production office in Fresno, in the central San Joaquin

Valley. Kings River operates three full service offices in Reedley, Hanford and Dinuba, California, and a loan production office in Visalia, California, all located in the central San Joaquin Valley counties of Kings, Fresno and Tulare.

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

        The central San Joaquin Valley is also agriculturally oriented. Reedley, known as the "World's Fruit Basket," is primarily an agricultural community located in the southeast portion of Fresno County. Fresno County is the leading agricultural county in the nation and is often deemed the "Raisin Capital" of the United States.

        Hanford is the county seat for Kings County. The economy is well diversified with a majority of people working in non-agricultural jobs. Agriculture is the primary business of Kings County, generating over $800 million in gross income per year. Kings County is also home to Lemoore Naval Air Station, one of the largest naval air stations in the world.

        Dinuba and Visalia are both located in Tulare County. Dinuba is located in the northwestern corner of Tulare County. Visalia is located in the western end of Tulare County. Tulare County is ranked second as the most productive agricultural county in the nation, but it has recently shown the largest gain in employment in the manufacturing industries including the durable goods segment. Over half of Tulare County is devoted to national parks and forest including Kings Canyon and Sequoia National Park, Inyo and Sequoia National Forest.

        EMPLOYEES

        As of December 31, 1999, the Company, primarily through VIB and Stockdale, employed approximately 358 full-time and 74 part-time persons. After consummating the acquisition of Kings River, the number of full-time equivalent employees increased to approximately 446 persons. None of the employees are represented by any union or other collective bargaining agreement and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be excellent.

        COMPETITION

        The banking business in California, generally, and in the service areas served by the Banking Subsidiaries specifically, is highly competitive with respect to both loans and deposits and is dominated by a few major banks which have many offices operating over wide geographic areas. The Banking Subsidiaries compete for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in the Banking Subsidiaries' market areas. Among the advantages which the major banks have over the Banking Subsidiaries are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Banking Subsidiaries' service areas offer certain services (such as trust and international banking services) which are not offered directly by the

Banking Subsidiaries and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banking Subsidiaries.

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

        In order to compete with the other financial institutions in their market areas the Banking Subsidiaries rely principally upon local promotional activity, personal contacts by their officers, directors, employees and the Company's shareholders, and specialized services. In conjunction with the Banking Subsidiaries' business plans to serve the financial needs of local residents and small-to medium-sized businesses, they also rely on officer calling programs to existing and prospective customers, focusing their overall marketing efforts towards their local communities. The Banking Subsidiaries' promotional activities emphasize the advantages of dealing with a locally-headquartered institution sensitive to the particular needs of their local communities. For customers whose loan demands exceed a Banking Subsidiary's lending limit, the Banking Subsidiary attempts to arrange for such loans on a participation basis with other banks. The Banking Subsidiaries also assist customers requiring services not offered by them to obtain these services from their correspondent banks.

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

        Additionally, pursuant to an Agreement as to Expenses and Liabilities (the "Expense Agreement") the Company irrevocably and unconditionally guaranteed to each person or entity with which the Trust itself becomes indebted or liable, the full costs of any expenses or liabilities of the Trust, other than the Trust's obligations to pay holders of the Capital Securities of the amounts due, pursuant to the terms of the Capital Securities. Consequently, third party creditors of the Trust may proceed directly against the Company under the Expense Agreement, regardless of whether they have notice of the Expense Agreement.

        ACQUISITIONS

        The Company's future results depend, to a significant extent, upon its ability to successfully manage its recent external growth. There can be no assurance that the Company will be able to adequately and profitably manage its expanded operations. Factors that could adversely affect the Company's future prospects and financial results include:

        Ability to Manage Growth. Taking into consideration VIB's 1998 and 1999 acquisitions of its Palm Springs and Hemet branch offices and the Company's acquisitions of Stockdale and Kings River, the Company has increased its asset size by approximately $562 million, the number of its branch locations by 8, and the number of loan production offices by 6 since January 1, 1998. The Company's future success is, therefore, dependent, in significant part, upon its ability to properly manage and effectively integrate these new operations. Management has devoted substantial time to the Company's growth strategy, including the above-referenced acquisitions, and anticipates devoting substantial time to future growth and acquisition opportunities. While the Company has experience in managing external growth, there can be no assurance that the Company will be successful in integrating the recent acquisitions or that they will enhance the Company's profitability.

        Ability to Achieve Operating Efficiencies. Because the markets in which the Banking Subsidiaries operate are highly competitive and due to the inherent uncertainties associated with integrating their operations, there can be no assurance that the Banking Subsidiaries will be able to fully realize the operating efficiencies contemplated by Management in connection with their acquisitions. Such efficiencies include, but are not limited to, centralization of operational auditing, accounting, data processing, cash clearing, personnel and executive management functions. Furthermore, should operating efficiencies be realized, there can be no assurance as to the timing of their realization.

        GENERAL BUSINESS RISKS

        The business of the Banking Subsidiaries are subject to various business risks. The volume of loan originations depends upon demand for loans of the type originated by the Banking Subsidiaries and the competition in the marketplace for such loans. The level of consumer confidence, fluctuations in real estate values, in prevailing interest rates and in investment returns expected by the financial community could combine to make loans of the type originated by the Banking Subsidiaries less attractive. Additionally, the Company and the Banking Subsidiaries may be adversely affected by factors that could : (1) increase the costs to the borrowers of loans originated by the Banking Subsidiaries; (2) create alternative lending sources for such borrowers; or (3) increase the cost of funds to the Banking Subsidiaries at rates faster than increases in interest income, thereby narrowing interest rate margins. There can be no assurance, therefore, that there will be sufficient loan demand or interest margins in the future to keep pace with deposit growth experienced. Additionally, governmental interventions through elimination of income tax benefits of home equity loans, increased or the addition of additional regulations could also adversely affect the business in which the Banking Subsidiaries are engaged. (See "SUPERVISION AND REGULATION - THE BANKING SUBSIDIARIES - IMPACT OF MONETARY POLICIES" herein.)

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

        Concentration of Operations; Recessionary Environments; Decline in Real Estate Values. The Banking Subsidiaries' business activities are currently focused in the Imperial, Coachella and San Joaquin Valleys, as well as other inland communities in Southern California. Although VIB has expanded into coastal, north San Diego County and Orange County, California, Yuma, Arizona and Las Vegas, Nevada, with loan production offices, the results of operations of the Banking Subsidiaries are dependent on general economic trends in Fresno, Kern, Kings, Imperial, Riverside and Tulare Counties. The concentration of the Banking Subsidiaries' operations in these counties exposes them to greater risk than other banks with a wider geographic base in the event of an economic slow-down or recession affecting certain segments of the economy, especially agriculture, or in the event of localized catastrophes, such as earthquakes, fires and floods. Moreover, localized declines in the market values of real estate of the type that secure loans originated by the Banking Subsidiaries, reducing homeowners' equity and businesses' equity in their properties could result in: (1) weakening of collateral coverage on loans previously made and (2) diminish the available market for similar loan originations in the future.

        SUPERVISION AND REGULATION

        INTRODUCTION

        Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the growth and earnings performance of the Company and the Banking Subsidiaries can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

        o       the Board of Governors of the Federal Reserve System (the
                "FRB");

        o       the Federal Deposit Insurance Corporation (the "FDIC");

        o       the California Department of Financial Institutions (the "DFI");
                and

        o       the Office of Thrift Supervision (the "OTS").

        The system of supervision and regulation applicable to the Company and the Banking Subsidiaries establishes a comprehensive framework for their respective operations. Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Banking Subsidiaries, regulate, among other things:

        o       the scope of business that they may conduct;

        o       investments that they can make;

        o       reserves that must be maintained against deposits;

        o capital levels that must be maintained relative to the amount and risks associated with assets;

        o the nature and amount of collateral that may be taken to secure loans;

        o       the establishment of new branches;

        o       mergers and consolidations with other financial institutions;
                and

        o the amount of dividends that the Company and the Banking Subsidiaries may pay.

        The following summarizes the material elements of the regulatory framework that applies to the Company and any subsidiaries, including the Banking Subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business of the Company and the Banking Subsidiaries.

        SUPERVISION AND REGULATION - THE COMPANY

        GENERAL. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Banking Subsidiaries and to commit resources to support them in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its subsidiaries are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

        The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions (the "Commissioner"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

        BANK HOLDING COMPANY LIQUIDITY. The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. However, regulatory constraints may restrict or totally preclude its subsidiaries from paying dividends to the Company.

        Regarding VIB and Kings River, the Company is entitled to receive dividends, when and as declared by their respective Boards of Directors, out of funds legally available therefor, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) a bank's retained earnings; or (ii) a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the Commissioner, cash dividends may also be paid out of the greater of: (i) a bank's retained earnings; (ii) net income for a bank's last preceding fiscal year; or (iii) net income for a bank's current fiscal year. If the Commissioner finds that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner may order the bank not to pay a dividend to the bank's shareholders.

        Regarding Stockdale, OTS regulations impose limitations upon all capital distributions by savings banks, such as cash dividends, payments to repurchase or otherwise acquire their shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. In general, savings banks may not declare or pay a cash dividend on their capital stock if the payment would cause the savings bank to fail to meet any of its regulatory capital requirements. Savings banks must also provide the OTS with 30 days advance notice of any proposed dividend declaration.

        Under the OTS regulations, a savings bank that meets its capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. At December 31, 1999, Stockdale qualified as a Tier 1 association. In addition, the OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

        Since the Banking Subsidiaries are FDIC insured institutions, it is therefore possible, depending upon their financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

        TRANSACTIONS WITH AFFILIATES. The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Banking Subsidiaries within the meaning of Sections 23A and 23B of the Federal Reserve Act. Pursuant thereto, loans by the Banking Subsidiaries to affiliates, investments by the Banking Subsidiaries in affiliates' stock, and taking affiliates' stock by the Banking Subsidiaries as collateral for loans to any borrower will be limited to 10% of the Banking Subsidiary's capital, in the case of any one affiliate, and will be limited to 20% of the Banking Subsidiaries' capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Banking Subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act Facilitating Affiliations and Expansion of Financial Activities" herein.)

        LIMITATIONS ON BUSINESSES AND INVESTMENT ACTIVITIES. Under the BHCA, a bank holding company must obtain the FRB's approval before:

        o directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

        o acquiring all or substantially all of the assets of another bank; or

        o       merging or consolidating with another bank holding company.

        The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

        In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

        o making or acquiring loans or other extensions of credit for its own account or for the account of others;

        o       servicing loans and other extensions of credit;

        o operating a trust company in the manner authorized by federal or state law under certain circumstances;

        o leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

        o providing financial, banking, or economic data processing and data transmission services;

        o owning, controlling, or operating a savings association under certain circumstances;

        o       selling money orders, travelers' checks and U.S. Savings Bonds;

        o providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

        o underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

        o Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Banking Subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

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

        Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

        On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act" or the "Financial Modernization Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those permitted for traditional bank holding companies. Moreover, various non-bank financial services providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or nonfinancial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act" herein.)

        CAPITAL ADEQUACY. Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

        The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "Supervision and Regulation - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 4. Risk-Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

        The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the GLB Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

        LIMITATIONS ON DIVIDEND PAYMENTS. California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits), and the Company's current assets would be at least equal to its current liabilities.

        Additionally, the FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

        SUPERVISION AND REGULATION - THE BANKING SUBSIDIARIES

        GENERAL. VIB, as a state-chartered bank which is a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FRB. Kings River, as a state-chartered nonmember bank, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. Stockdale, as a federal stock savings bank, is subject to regulation, supervision and regular examination by the OTS and the FDIC. The Banking Subsidiaries' deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Banking Subsidiaries' business and establish a comprehensive framework governing their operations. California law exempts all banks from usury limitations on interest rates.

        RECENT LEGISLATION AND REGULATORY DEVELOPMENTS. From time to time legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the FRB on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts. Federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial service providers, and increasing the cost of funds to banks and other depository institutions.

        1. GRAMM-LEACH-BLILEY ACT

        GENERAL. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. The GLB Act represents the most significant revision of the banking and financial services industry laws since the Depression Era by revising the BHCA and permitting full affiliations with other financial service providers. The GLB Act permits a qualified bank holding company, called a financial holding company, to engage in a full range of financial activities including banking, insurance, securities activities, as well as merchant banking and other activities that are financial in nature. The following discusses the more significant elements of the GLB Act.

        FACILITATING AFFILIATIONS AND EXPANSION OF FINANCIAL ACTIVITIES. The GLB
Act:

        o eliminates many federal and state barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers;

        o establishes a statutory framework for permitting full affiliations to occur;

        o provides financial organizations with flexibility in structuring new financial affiliations through the FHC structure or through a bank financial subsidiary, with certain safeguards and limitations;

        o preserves the role of the FRB as the umbrella supervisory authority for those FHCs, while incorporating a system of functional regulation designed to utilize the strengths of various federal and state regulatory authorities; and

        o establishes a mechanism for coordination between the FRB and the Secretary of the Treasury (the "Secretary") regarding the approval of new financial activities for both holding companies and financial subsidiaries of national banks.

        Safety and soundness is also emphasized by requiring that banks and holding companies be "well capitalized" and "well managed" in order to engage in the new activities and affiliations contemplated by the GLB Act, with the appropriate regulators given authority to address any failure to maintain safety and soundness standards in a prompt manner.

        Financial Affiliations and Activities. The GLB Act repeals previous statutory prohibitions by permitting bank holding companies and FRB member banks to engage in previously prohibited activities and affiliations. Specifically, the GLB Act adds Section 6 to the BHCA, designating qualifying bank holding companies engaging in the new, permissible financial activities and affiliations as FHCs. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be "well managed," "well capitalized," and have at least a "satisfactory" Community Reinvestment Act ("CRA") rating as of their last examination.

        On January 19, 2000, the FRB adopted interim regulations under Subpart I of Regulation Y implementing the FHC provisions of the GLB Act. The interim regulations, subject to revision, became effective March 11, 2000. Under the interim regulations, a bank holding company must submit a declaration to the FRB stating that the company elects to become an FHC and a certification that all depository institutions controlled by the company are "well capitalized" and "well managed." Providing that those requirements are met and that the depository institutions have at least a "satisfactory" CRA rating, the election to become an FHC is effective on the 31st day after the FRB receives the election.

        If any of an FHC's subsidiary depository institutions fails to retain a "well managed" or "well capitalized" status, the FHC must execute an agreement with the FRB within 45 days after notice of the deficiency, agreeing to implement specific corrective measures to return the FHC to compliance. After the agreement is executed, the FHC will have 180 days to correct any management or capital deficiencies. Until the FRB has determined that the deficiencies have been corrected, the FRB may impose any conditions or limitations on the conduct or activities of an FHC or on any of its affiliates that the FRB deems appropriate and consistent with the BHCA and the FHC and its affiliates may not engage in any additional activities permitted by the GLB Act without the FRB's prior approval.

        If the FHC fails to correct the capital and management deficiencies within 180 days, the FRB may require the FHC to divest itself of any insured depository institutions or the FRB may require the FHC to cease engaging (both directly and through any subsidiary that is not a depository institution or a subsidiary of a depository institution) in all activities that are not otherwise permissible for a traditional bank holding company pursuant to the FRB's Regulation Y.

        If any one of an FHC's depository institution falls out of compliance with the "satisfactory" CRA rating requirement, the FHC may continue existing activities permitted by the GLB Act. However, the FHC may not commence any additional GLB Act activities, or acquire direct or indirect control of any entity engaged in such activities.

        The GLB Act permits FHCs to engage in non-banking activities beyond those permitted for traditional bank holding companies. Rather than requiring that the non-banking activities be "closely related to banking," FHCs may engage in those that the FRB determines to be financial in nature, incidental to activities that are financial in nature, or complimentary to financial activities. The GLB Act enumerates certain permissible activities that the FRB considers financial in nature.

FHCs, however, may only engage in complimentary financial activities if the FRB determines that the complimentary activities do not pose a substantial risk to the safety and soundness of the FHC's depository institutions or the financial system in general.

        For those expanded financial activities that are not specifically enumerated in the GLB Act, the FRB has the primary authority to determine which activities are financial in nature, incidental or complimentary, and may act by regulation or order. However, the FRB may not act unilaterally. Pursuant to the GLB Act, a consultive process between the FRB and the Secretary is required. The Secretary may also make similar proposals to the FRB with respect to determining whether proposed activities are financial in nature or incidental to financial activities regarding financial subsidiaries of national banks. Such a process is intended to bring a balance to the determinations regarding the type of activities that are financial and limit so-called "regulatory shopping" by financial service providers.

        A qualifying FHC may engage in any new activity enumerated in the GLB Act without receiving prior approval from the FRB. Rather, the FHC is only required to file a notice with the FRB within 30 days after the activity is commenced or a company is acquired. The new activities enumerated in the GLB Act which are specifically considered financial in nature include:

        o underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;

        o       providing financial or investment advice;

        o issuing or selling interests in pools of assets that a bank could hold;

        o all underwriting, dealing in or making markets in securities without any revenue limitation;

        o engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the FRB determined, before the GLB Act, that the activity was usual in connection with banking or other financial operations internationally;

        o       sponsoring and distributing all types of mutual funds;

        o       investment company activities;

        o       merchant banking equity investment activities;

        o       insurance company equity investments; and

        o engaging in any activity that the FRB determined before the GLB Act to be permitted for a bank holding company that is not an FHC.

        The most significant of the new activities authorized by the GLB Act are merchant banking and insurance company portfolio investment powers. Before enactment of the GLB Act, bank holding companies were limited in their ability to make equity investments, including controlling equity investments, to entities that were engaged in activities that were closely related to the business of banking. At the same time securities and insurance companies were free to make merchant banking and insurance company portfolio investments in virtually any kind of financial or non-financial company. Recognizing that such investments are financial in nature, the

GLB Act substantially expands the authority of an FHC to make controlling equity investments in any kind of entity, including those engaged in non-financial activities.

        Merchant Banking. The GLB Act permits FHC's to make controlling equity investments in virtually any business entity (including those that engage in non-financial activities) by permitting the FHC to engage in merchant banking activities. In order to engage in merchant banking activities:

        o the investment must not be made by a depository institution subsidiary of the FHC, or by a subsidiary of a depository institution;

        o       the FHC must own a securities affiliate;

        o the investment must be made as part of a bona fide underwriting or merchant or investment banking activity, including investment activities engaged in for the purpose of appreciation and ultimate resale or disposition of the investment;

        o the investment must be held for a period of time to enable the sale or disposition thereof on a reasonable basis consistent with the financial viability of the bona fide underwriting or merchant or investment banking activity; and

        o the FHC must not routinely manage or operate the entity in which the investment is made, except as may be required to obtain a reasonable return on investment upon sale or disposition.

        Insurance Company Portfolio Investments. The GLB Act permits FHCs to affiliate with insurance companies. The GLB Act recognizes that, as part of their ordinary business, insurance companies frequently invest funds received from policy holders in most or all of the shares of stock of a company that may not be engaged in a financial activity. New Section 4(k)(4)(I) of the BHCA permits an insurance company that is affiliated with a depository institution to continue insurance company portfolio investment activities, provided that certain requirements are met. Specifically, the investments held by an insurance company affiliate of a depository institution must:

        o be acquired and held by an insurance company that is predominantly engaged in underwriting life, accident and health, or property and casualty insurance, or in providing and issuing annuities;

        o represent investments made in the ordinary course of the insurance company's business, according to relevant state insurance laws governing such investments; and

        o not be routinely managed or operated by the FHC, except as may be necessary or required to obtain a reasonable return.

To the extent that an FHC does participate in management of the portfolio, participation would be limited to safeguarding the investments under the applicable requirements of state insurance laws.

        The GLB Act imposes other restrictions on equity investment activities of FHCs. First, a depository institution controlled by an FHC may not cross market the products or services of a company in which the FHC has made a merchant banking or insurance company portfolio investment (a "portfolio company"), and vice versa. However, the GLB Act does not prevent a nonbank affiliate of an FHC and a portfolio company from cross marketing each other's products.

        Second, a controlling investment made pursuant to the GLB Act's merchant banking or insurance company portfolio investment authority would make the portfolio company an "affiliate" of the FHC's depository institution for purposes of Sections 23A and 23B of the Federal Reserve Act. Moreover, the GLB Act establishes a presumption that an investment of 15% or more in the equity of a portfolio company will make the portfolio company an affiliate. Thus, an affiliated depository institution's credit and asset purchase transactions will be subject to the "covered transaction" restrictions of Sections 23A and 23B of the Federal Reserve Act, including quantitative limits, collateral requirements, and the "arms'-length" transaction standard.

        The Riegle-Neal Act was amended to apply its prohibitions against establishment of deposit production offices to interstate branches acquired or established under the GLB Act, including all branches of a bank owned by an out-of-state bank holding company.

        Preemption of State Law. The GLB Act affirms that the states are the primary legal authority to regulate the insurance business and related activities. However, in their regulation of insurance activities, state laws are pre-empted to the extent that they prohibit the affiliations permitted under the GLB Act. States may not prevent or restrict depository institutions or their affiliates from engaging in any activity permitted under the GLB Act, such as insurance sales, solicitations and cross-marketing. States, however are allowed to continue regulating other insurance activities such as licensing and requiring that insurance companies maintain certain levels of capital.

        Additionally, state regulation of other activities is not pre-empted, even if they do prevent or restrict an activity permitted under the GLB Act, so long as they do not discriminate. Consequently, state securities regulations are not pre-empted with respect to a state's ability to investigate and enforce certain unlawful transactions or require licensing. Similarly, state corporation and antitrust laws are not pre-empted so long as such laws are consistent with the intent of the Financial Modernization Act permitting affiliations.

        Streamlining Supervision of Bank Holding Companies. The GLB Act authorizes the FRB to examine each holding company and its subsidiaries. The legislation provides that the FRB may require a bank holding company or any subsidiary to submit reports regarding: financial condition; monitoring of financial and operating risks; transactions with depository institutions; and compliance with the BHCA and other laws that the FRB has jurisdiction to enforce. The FRB, however, is directed to use existing examination reports prepared by functional regulators of the particular activity, publicly reported information and reports filed with other agencies to the fullest extent possible.

        The FRB may only directly examine subsidiaries that are functionally regulated by other federal or state agencies if it:

        o has a reasonable basis to believe that the subsidiary is engaged in activities that pose a material risk to an affiliated depository institution;

        o reasonably believes, after reviewing the relevant reports, that examining the subsidiary is necessary to adequately provide information regarding its risk monitoring systems; or

        o has a reasonable basis to believe that the subsidiary is not in compliance with the BHCA or other federal law that the FRB has specific authority to enforce, and the FRB cannot make the determination through an examination of an affiliated depository institution or the holding company.

        The FRB is not authorized to mandate capital requirements for any subsidiary that is functionally regulated by another agency and which is in compliance with the capital requirements prescribed by another federal or state regulatory authority. Insurance and securities activities conducted in regulated entities are subject to functional regulation by relevant state insurance authorities and the Securities and Exchange Commission (the "SEC"), respectively.

        Also, the FRB cannot force a broker-dealer or insurance company that is a bank holding company to contribute additional capital to a depository institution, if the company's functional regulator determines, in writing, that the contribution would have a material adverse effect on the broker-dealer or insurance holding company. If a functional regulator, however, makes such a determination, the FRB has authority to require the bank holding company to divest its interests in the depository institution. The limitations on the FRB also apply to all federal banking agencies. Thus, the Office of the Comptroller of the Currency (the "OCC") which regulates national banks, the OTS, and the FDIC will not be able to assume and duplicate the function of being the general supervisory authority over functionally regulated subsidiaries of banks. However, the GLB Act specifically preserves the FDIC's authority to examine a functionally regulated affiliate of an insured depository institution, if it is necessary to protect the deposit insurance fund.

        The GLB Act also specifically limits the FRB's ability to take indirect action against functionally regulated affiliates. Consequently, the FRB may not promulgate rules, adopt restrictions, safeguards or any other requirement affecting a functionally regulated affiliate unless:

        o the action is necessary to address a "material risk" to the safety and soundness of a depository institution affiliate or to the domestic or international payments system; and

        o it is not possible to guard against that material risk through requirements imposed upon the depository institution directly.

        Subsidiaries of National Banks. In addition to the permissible statutory subsidiaries (agricultural credit corporations, bank service companies and community development corporations, etc.) and operating subsidiaries (subsidiaries engaged in activities that a national bank itself can perform), the GLB Act permits national banks to establish and operate a third class of subsidiary known as a financial subsidiary. A financial subsidiary is a subsidiary that performs financial activities that a national bank either cannot otherwise perform itself, or that a national bank cannot otherwise own if not for the enabling provisions of GLB Act.

        Financial activities for national banks are essentially the same as those for FHCs. Thus, national banks, through financial subsidiaries, are permitted to engage in the enumerated financial activities authorized by the GLB Act. However, the following activities, although permissible for FHCs, are prohibited for financial subsidiaries of national banks and can only be performed in nonbank subsidiaries of FHCs. These prohibited activities are:

        o insurance or annuity underwriting, except that underwriting title insurance is permitted for national banks in those states where state-chartered banks may do so;

        o       insurance company portfolio investments;

        o       merchant banking; and

        o real estate investment and development activities beyond those directly authorized by law.

        The Secretary, in concert with the FRB, may jointly adopt rules lifting the insurance underwriting, insurance company portfolio investment, and merchant banking prohibitions beginning November 12, 2004. Additionally, the Secretary, in conjunction with the FRB, has the authority to determine whether additional activities are financial in nature and must follow the same evaluation criteria that the FRB uses in determining additional financial activities for FHC purposes.

        On January 19, 2000, the OCC issued a proposal to amend Part 5 of its regulations to provide that a national bank may establish a financial subsidiary if:

        o the national bank and its depository institution affiliates meet the same "well capitalized," "well managed" and "satisfactory" CRA rating standards for banking subsidiaries of FHCs;

        o the aggregate consolidated financial assets of all of the national bank's financial subsidiaries does not exceed the lesser of 45% of the consolidated net assets of the parent bank or $50 billion; and

        o a national bank that is one of the nation's 100 largest insured banks, determined on the basis of consolidated total assets, has at least one issue of outstanding eligible debt that is rated in one of the three highest investment grade categories.

        The proposed regulations provide for a filing and notification process. Once expanded activities have commenced in a financial subsidiary, the proposed regulations require a national bank to comply with certain conditions in order to ensure that proper safeguards are implemented. These conditions include, but are not limited to:

        o requiring the national bank to deduct the total amount of its investment in the financial subsidiary from its assets and equity for purposes of determining regulatory capital, and presenting the information separately in any published financial statements for the bank;

        o prohibiting the consolidation of the financial subsidiary's assets and liabilities with those of the bank;

        o requiring the national bank to establish adequate policies and procedures to maintain the separate corporate identities of the bank and its financial subsidiaries; and

        o requiring adoption and implementation of policies and procedures to identify and manage financial and operational risks associated with the financial subsidiary.

        Subsidiaries of State-Chartered Nonmember Banks. The GLB Act added
Section 46 to the Federal Deposit Insurance Act (the "FDI Act") which permits state nonmember banks to hold interests in a subsidiary that are essentially equivalent to a national bank's financial subsidiary. Additionally, the state nonmember bank must comply with substantially all of the requirements and conditions imposed on national banks in order to qualify and maintain their investments in financial subsidiaries established under the GLB Act, except that there is no requirement that the state nonmember bank be "well managed." However, the FDI Act requires the FDIC's consent to an investment in any financial subsidiary of a state-chartered institution. (See - 5. Expanded Enforcement Powers - Activities of State Banks herein.)

        BROKER-DEALER ACTIVITIES. The GLB Act provides for the functional regulation of bank securities activities by the SEC. The GLB Act replaces the broad bank exemption from broker-dealer regulation under the Securities Exchange Act of 1934 ( the "'34 Act"). The amendments include certain previously excluded activities within the definition of "broker" and "dealer," thereby subjecting those activities to the registration requirements and regulation of the '34 Act, with an exception for certain activities in which banks have traditionally engaged. These exemptions relate to:

        o       third-party networking arrangements;

        o trustee and fiduciary activities if the bank: (i) is chiefly compensated by means of administration and certain other fees; and (ii) does not publicly solicit brokerage deposits; and

        o identified banking products such as commercial paper, bankers' acceptances, employee and shareholder benefit plans, sweep accounts, affiliate transactions, private placements, safekeeping and custody services, asset-backed securities, derivatives and other identified banking products.

        The GLB Act also amends the Investment Company Act and the Investment Advisers Act, subjecting banks that advise mutual funds to the same regulatory scheme as other advisers to mutual funds. It also requires banks to make additional disclosures when a fund is sold or advised by a bank.

        INSURANCE ACTIVITIES. In addition to affirming that states are the functional regulators of insurance activities, the GLB Act prohibits federally-chartered banks from engaging in any activity involving the underwriting and sale of title insurance. National banks may, however, sell title insurance products in any state in which state-chartered banks are permitted to do so, so long as those activities are undertaken in the same manner, to the same extent, and under the same restrictions that apply to state-chartered banks.

        The GLB Act requires the federal bank regulatory agencies and state insurance regulators to coordinate efforts to supervise companies that control both depository institutions and entities engaged in the insurance business, and to share supervisory information including financial condition and affiliate transactions on a confidential basis. Federal agencies are further directed to provide notice to and consult with state regulators before taking actions which affect any affiliates engaging in insurance activities.

        UNITARY SAVINGS AND LOAN HOLDING COMPANY PROVISIONS. The GLB Act amends the Home Owners' Loan Act (the "HOLA") to prohibit unitary savings and loan holding companies from engaging in non-financial activities or affiliations with non-financial organizations. The prohibition applies to applications to form unitary savings and loan holding companies filed with the OTS after May 4, 1999. Unitary savings and loan holding companies existing or whose applications were pending on or before May 4, 1999, retain their authority to engage in nonfinancial activities and affiliations.

        The prohibition on non-financial affiliations, however, does not prevent transactions that involve corporate reorganizations. Specifically, it does not prohibit transactions that solely involve an acquisition, merger, consolidation or other type of business combination of a savings and loan holding company (or any savings association subsidiary) with another company, where both are under common control.

        CONSUMER PRIVACY PROTECTION. The GLB Act enhances financial privacy laws by imposing an affirmative and continuing obligation to respect the privacy and protect the confidentiality of nonpublic personal customer information provided by a consumer to a financial institution, or otherwise obtained by the financial institution. For purposes of the privacy provisions of the GLB Act, a financial institution means any entity engaging in the financial activities that are listed in the new Section 4(k) of the of the BHCA. Thus, the privacy protections extend to all entities engaged in financial activities defined in the GLB Act, whether or not they are affiliated with banks or bank holding companies, FHCs or banks.

        The GLB Act also makes it a federal crime to obtain, attempt to obtain, disclose, cause to be disclosed or attempt to cause to be disclosed customer information of a financial institution through fraudulent or deceptive means. These include misrepresenting the identity of the person requesting the information and misleading an institution or customer into making unwitting disclosures of confidential information. In addition to criminal sanctions, the legislation provides for a private right of action and enforcement by state attorneys general.

        FEDERAL HOME LOAN BANK SYSTEM MODERNIZATION. The Federal Home Loan Bank System Modernization Act of 1999 (the "FHLBSMA") was enacted as part of the GLB Act. The FHLBSMA reforms the Federal Home Loan Bank System (the "FHLBS") in several ways. The more significant changes include:

        o voluntary rather than mandatory membership of federal savings associations in the FHLBS;

        o permitting all community financial institutions (i.e. institutions whose deposits are insured by the FDIC and have less than $500 million in average total assets) to obtain advances from Federal Home Loan Banks; and

        o permitting any community financial institution greater access to FHLBS credit facilities by expanding the types of assets that may be pledged as collateral, including small business, agricultural, rural development, or low-income community development loans.

        In addition, a number of restrictions that had applied to FHLBS member institutions which did not comply with the Qualified Thrift Lender ("QTL") requirements under the HOLA were abolished, including: the Federal Home Loan Bank stock purchase requirements; the requirement that advances only be given for housing related purposes; the 30% limit on total advances for non-QTL members; and certain restrictions that applied to non-QTL thrift institutions.

        COMMUNITY REINVESTMENT ACT PROVISIONS. In addition to the maintenance of at least a "satisfactory" CRA rating in order to qualify for expanded activities, the GLB Act amends the FDIA to require full disclosure of agreements entered into between an insured depository institution or its affiliates and non-governmental entities or persons made under or in connection with fulfillment of the CRA. These agreements are to be made available to the public and federal regulatory agencies. Annually, the parties to each CRA agreement are required to report the use of resources provided to the participating bank's primary federal regulator.

        Other provisions affecting the CRA include:

        o reducing the frequency of CRA examinations for banks with less than $250 million in assets to once every five years if they have "outstanding" CRA ratings, and once every four years if they have "satisfactory" ratings;

        o requiring an FRB study of the default rates, delinquency rates and profitability of CRA loans; and

        o requiring a Treasury study of whether adequate services are being provided under the CRA.

        OTHER PROVISIONS. Other provisions of the GLB Act include, but are not limited to:

        o requiring ATM operators who impose a fee for use of an ATM by a non-customer to post notice on the ATM and on the screen that a fee will be charged, the amount of the fee and that no fee will be imposed unless such notices are made and the customer elects to proceed with the transaction;

        o requiring a General Accounting Office study of possible revisions to the Internal Revenue Code's Subchapter S corporation rules to permit greater access by community banks to Subchapter S tax treatment; and

        o requiring a General Accounting Office study analyzing the conflict of interest faced by the FRB between its role as a primary regulator of the banking industry and its role as a vendor of services to the banking and financial services industry.

        CONCLUSION. The provisions of the GLB Act are numerous and become effective at various times between the date of enactment and the middle of 2001 and beyond. Additionally, various federal regulatory authorities including the FRB, OCC, FDIC, OTS and SEC have only started to promulgate the regulations and interpretations required by the GLB Act. Furthermore, procedures for the coordination of information among regulators, both state and federal, have yet to be formulated. Management of the Company and the Banking Subsidiaries, therefore, cannot estimate with any degree of certainty the effect that the GLB Act, future regulations and future regulatory information sharing will have on the financial condition, results of operations or future prospects of the Company or the Banking Subsidiaries.

        Finally, the provisions of the GLB Act, particularly those permitting affiliations and expansion of activities, may prompt mergers, joint ventures, partnerships and other affiliations among providers of banking, insurance and securities services, both domestically and internationally. The extent and magnitude of these affiliations and their impact on the Company, the Banking Subsidiaries or on the banking industry in general cannot be predicted.

        2. INTERSTATE BANKING

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle- Neal Act") allows banks to open branches across state lines and also amended the BHCA to make it possible for bank holding companies to buy out-of-state banks in any state and convert them into interstate branches.

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

        The Riegle-Neal Act permits interstate branching through merging of existing banks, provided that the banks are at least adequately capitalized and demonstrate good management. The states were also authorized to enact laws to permit interstate banks to branch de novo. Federal savings banks may establish, retain and operate branches outside of the state in which its home office is located as long as, among other conditions, they qualify as a domestic building association under the Internal Revenue Code of 1986, as amended, and they meet certain requirements as to asset composition or qualify as a "Qualified Thrift Lender" pursuant to the HOLA. All banks, however, are prohibited from using the interstate branching authority of the Riegle-Neal Act for the primary purpose of deposit production or the establishment of deposit production offices. (See "-
1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

        The California Interstate Banking and Branching Act of 1995 ("CIBBA") authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

        3. FEDERAL DEPOSIT INSURANCE

        GENERAL. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

        Under FIRREA, virtually all federal deposit insurance activities were consolidated under the FDIC, including insuring deposits of federal savings associations, state chartered savings and loans and other depository institutions determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The Bank Insurance Fund (the "BIF") insures deposits of commercial banking institutions and the Savings Association Insurance Fund (the "SAIF") replaced the deposit insurance fund administered by the Federal Savings and Loan Insurance Corporation. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

        DEPOSIT INSURANCE ASSESSMENTS. Under FIRREA, the premium assessments made on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions.

        Since 1994, the FDIC has assessed deposit insurance premiums pursuant to a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, BIF member institutions such as VIB and Kings River are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in VIB's case, the

FRB and in Kings River's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions. The capital ratios used by the FRB, the FDIC and in the case of Stockdale, the OTS, to define well-capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations (discussed below). The BIF and SAIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.

                   ASSESSMENT RATES EFFECTIVE JANUARY 1, 1997


                                                 SUPERVISORY GROUP
                                        --------------------------------------
CAPITAL GROUP                           GROUP A        GROUP B         GROUP C
-------------                           -------        -------         -------
Well Capitalized ...........               0               3              17
Adequately Capitalized .....               3              10              24
Undercapitalized ...........              10              24              27


        Stockdale pays its normal deposit insurance premiums as a member of the SAIF. In addition, Stockdale also pays an assessment towards the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Commencing the first quarter of 1997, banks were required to share in the payment of interest on the FICO Bonds. Previously, the FICO debt was paid solely out of the SAIF assessment base. Prior to January 1, 2000, the FICO assessments imposed on BIF insured institutions were assessed at a rate equal to 1/5 of the rate of the assessments imposed on SAIF insured depository institutions. Between the first quarter of 1997 and the fourth quarter of 1999, the quarterly FICO assessment rates for SAIF insured institutions ranged from a high of $.0650 to a low of $.0582 per $100 in insured deposits. The BIF assessment rate for the same period ranged from a high of $.0130 to a low of $.01164 per $100 in insured deposits. The rates equalized effective January 1, 2000 at $.0212 per $100 in insured deposits. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks and savings associations will continue to share in the payment of the interest on the bonds until then.

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

        As a receiver of any insured depository institution, the FDIC may liquidate such institution. The liquidation must be done in an orderly manner. The FDIC may also dispose of any matter concerning the institution that the FDIC determines to be in the institution's, its depositors' and the FDIC's best interests. Additionally, the FDIC, as the conservator or receiver, succeeds to all rights, titles, powers and privileges of the insured institution. Consequently, the FDIC may take over the assets of and operate an institution with all the powers of its members, shareholders, directors or officers, and conduct all business of the institution, collect all obligations and money due to the institution, and preserve and conserve the assets and property of the institution.

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

        o expanded the scope of cease and desist orders and provided for the issuance of temporary cease and desist orders;

        o provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;

        o prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;

        o required the regulators to publicize all final enforcement orders; and

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

        4. RISK-BASED CAPITAL GUIDELINES

        GENERAL. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with a bank's types of assets and off-balance sheet items. A bank's assets and off balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank's risk-based capital ratio is calculated by dividing its qualifying capital which is the numerator of the ratio, by the combined risk weights of its assets and off balance sheet items which is the denominator of the ratio.

        QUALIFYING CAPITAL. A bank's qualifying total capital consists of two types of capital components: "core capital elements," known as Tier 1 capital and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

        o       common stockholders' equity;

        o qualifying noncumulative perpetual preferred stock (including related surplus); and

        o minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

        o       a portion of allowance for loan and lease losses;

        o       certain types of perpetual preferred stock and related surplus;

        o certain types of hybrid capital instruments and mandatory convertible debt securities; and
        o a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

        RISK WEIGHTED ASSETS AND OFF BALANCE SHEET ITEMS. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classification are added together. This total is the bank's total risk weighted assets comprising the denominator of the risk-based capital ratio.

        Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.

        MINIMUM CAPITAL STANDARDS. The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

        All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

        Federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

        OTHER FACTORS AFFECTING MINIMUM CAPITAL STANDARDS. The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark set forth by the policy statement is the sum of:

        o       100% of assets classified loss;

        o       50% of assets classified doubtful;

        o       15% of assets classified substandard; and

        o estimated credit losses on other assets over the upcoming twelve months.

        The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

        Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposure. Interest rate risk is the exposure of a bank's current and future earnings and equity capital to adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that they will consider in evaluating an institution's capital adequacy. A bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

        The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

        o the amount that can be realized within one year of the quarter-end report date; or

        o       10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

        5. EXPANDED ENFORCEMENT POWERS

        GENERAL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

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

        Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

        Information concerning the Company's capital adequacy at December 31, 1999 and on a pro forma basis, giving effect to the acquisition of Kings River, is as follows:


                                                                                                               AMOUNT TO
                                                                                                                BE "WELL
                                                                                       MINIMUM                CAPITALIZED"
                                                                                        AMOUNT                   UNDER
                                                                                         FOR                    PROMPT
                                             ACTUAL                 PRO FORMA          CAPITAL     MINIMUM    CORRECTIVE
                                      -------------------        -----------------     ADEQUACY   REGULATORY    ACTION
                                      AMOUNT        RATIO        AMOUNT      RATIO      PURPOSES     RATIO     PROVISIONS    RATIO
                                      ------        -----        ------      -----      --------     -----     ----------    -----
                                                               (DOLLARS IN THOUSANDS)
Total Capital (To Risk-
   Weighted Assets) ...............   $85,576       11.9%       $73,014      9.4%      $62,448       8.0%      $78,059      10.0%
Tier 1 Capital (To Risk-
   Weighted Assets) ...............    78,381       10.9         65,165      8.3        31,224         4        46,836         6
Leverage Ratio (Tier 1 Capital
   To Average Assets) .............    78,381        8.9         65,165      6.7        38,918         4        48,648         5


        FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

        OPERATIONAL STANDARDS. FDICIA also granted the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (see -"6. Riegle Community Development and Regulatory Improvement Act of 1994" herein) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

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

        LENDING. New regulations were issued in the area of real estate lending, prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

        FEDERAL HOME LOAN BANK SYSTEM. VIB and Stockdale are members of the FHLBS. Among other benefits, each Federal Home Loan Bank serves as a reserve or center bank for its members within its assigned region. Each FHLB makes available to its members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

        ACTIVITIES OF STATE BANKS. FDICIA imposed restrictions on the activities of state-chartered banks which are otherwise authorized under state law. Generally, FDICIA restricts investments and activities of state banks, either directly or through subsidiaries, to those permissible for national banks, unless the FDIC has determined that such activities would not pose a risk to the insurance find of which the bank is a member and the bank is also in compliance with applicable capital requirements. This restriction effectively eliminated real estate investments authorized under California law.

        6. RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT OF 1994

        The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") provides for funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups. The 1994 Act also mandated changes to a wide range of banking regulations. These changes included:

        o less frequent regulatory examination schedules for small institutions;

        o amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act; and

        o amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

        The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and required a transition period in order to provide adequate time for compliance. This Act also required the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. The Paperwork Reduction and Regulatory Improvement Act also amended the BHCA and Securities Act of 1933 to simplify the formation of bank holding companies.

        7. SAFETY AND SOUNDNESS STANDARDS

        In July, 1995, the federal banking agencies adopted uniform guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits and asset quality and earnings. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

        8. CONSUMER PROTECTION LAWS AND REGULATIONS

        The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. In addition to the consumer privacy protections enacted pursuant to the GLB Act, banks are subject to many other federal consumer protection laws and their regulations including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

        The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

        The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of "outstanding" to a low of "substantial noncompliance."

        The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

        The FH Act regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and; racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

        The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

        HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

        RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

        Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

        9. RECENT CALIFORNIA DEVELOPMENTS

        Effective January 1, 1998, California legislation eliminated the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment in capital and added as additional grounds to close a bank, if the Commissioner finds that the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets or $1 million.

        In addition, California law provides the Commissioner with certain additional enforcement powers. For example, if it appears to the Commissioner that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the Commissioner can order the bank to comply with the law or to cease the unsafe or injurious practices or the Commissioner can close the bank. The Commissioner also has the power to suspend or remove the bank's officers, directors and employees who: (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank; or (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.

        10. QUALIFIED THRIFT LENDER TEST

        Savings associations, like Stockdale, must meet a QTL test, by maintaining a specified level of assets in qualified thrift investments as specified in the HOLA. If Stockdale maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will be allowed to establish and maintain interstate branches. The required percentage under the HOLA is 65% of assets. An association must be in compliance with the QTL test or the Internal Revenue Code's definition of a domestic building and loan association in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 1999, Stockdale was in compliance with its QTL requirements.

        11. CONCLUSION

        As a result of the recent federal and California legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and the Banking Subsidiaries in particular. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

        Future legislation is also likely to impact the Company's business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted. Management of the Company and the Banking Subsidiaries cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

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

        In addition, adverse economic conditions could make a higher provision for loan losses more prudent and could cause higher loan charge-offs, thus adversely affecting the Company's net income.

        SELECTED STATISTICAL DISCLOSURES

        The following table presents certain ratios for the periods indicated:


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                                -------       -------       -------       -------       -------
Net Income to Average(1) Shareholders'
    Equity ...............................        10.40%        10.54%        11.56%         5.07%         8.12%
Net Income to Average Assets .............         0.71          0.91          0.79          0.40          0.76
Average Net Loans to Average Deposits ....        83.14         79.21         76.16         85.69         80.89


---------------------

(1) Averages used herein, unless indicated otherwise, are based on daily averages.

        Additional statistical disclosures relating to the Company's business and operations are included in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2 - DESCRIPTION OF PROPERTY

        VIB leased property located adjacent to its main office, at 1498 Main Street, El Centro, California 92243, on which VIB constructed a new facility to house its corporate and loan functions and to consolidate its loan center. The Company maintains its offices at this facility. The lease has a twenty-year term and two five-year renewal options. Construction cost approximately $2.9 million and was completed in June, 1997. The term of the lease commenced upon completion of the construction. The rent for each year of the term is $318,972, plus cost-of-living adjustments of not less than 3.5% and not more than 5.5% each year after the initial year.

        VIB owns its main office and its branches in Brawley, Calexico, Coachella, La Quinta and Thousand Palms. VIB leases its remaining branches as well as an operations center at 2415 La Brucherie Road, Imperial, and its loan production offices in El Centro, Carlsbad, Orange and Rancho Mirage, California, Yuma, Arizona, and Las Vegas, Nevada.

        VIB's Holtville lease expired in 1998 and was renewed through November 30, 2003. The remaining leases expire in 2000 or beyond and/or have extension options. All leases expiring in 2000 will be extended.

        VIB purchased a parcel of vacant land at 81-710 Highway 111, Indio, with the original intention of constructing a permanent Indio branch office. The purchase price was $310,000. The purchase preceded the acquisition of Bank of the Desert, N.A. VIB has determined to sell the property and has exercised an additional 28-month extension option on the branch lease at 81-790 Highway 111 effective February, 2000. VIB has also purchased a parcel of vacant land adjacent to its La Quinta office, at a cost of $23,100, to be used as additional parking for that branch.

        Stockdale owns its branch location at 2700 Mount Vernon Avenue, Bakersfield, California 93306 and leases its main office at 5151 Stockdale Highway, Bakersfield, California 93309, its branch at 3990 Gosford Road, Bakersfield, California 93309, and its loan production office at 7433 North First Street, Suite 103, Fresno, California 93720.

        During 1999 the Company's aggregate lease expense for these properties was $1,224,798. The Company's aggregate lease expense in 1998 was $1,079,018.

        Kings River owns the building housing its main office at 1003 "I" Street, Reedley, California 93654, and leases the property pursuant to a written ground lease which expires on March 31, 2003, but which can be extended for three additional five-year terms. Kings River owns its Dinuba branch and leases its Hanford branch and Visalia loan production office.

        The Company's and the Banking Subsidiaries' premises are deemed to be adequate for their present and anticipated needs and no material capital expenditures are contemplated. In Management's opinion, the Company and the Banking Subsidiaries have sufficient insurance to cover their interests in their premises.

ITEM 3 - LEGAL PROCEEDINGS

        To the best of the Company's knowledge, there are no pending legal proceedings to which the Company or the Banking Subsidiaries are a party and which may have a materially adverse effect upon the Company's or the Banking Subsidiaries' property, business or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding the market for the Company's Common Stock, the number of holders, and the payment of dividends is incorporated by reference from Page 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1999.

        During 1997, 1998 and 1999 the Company's predecessor, VIB, issued 2,114,998 shares (as adjusted for stock dividends and splits) of its Common Stock without registration under the Securities Act of 1933 upon exercise of stock options pursuant to VIB's 1989 Stock Option Plan, pursuant to VIB's 1997 Unit Offering, and pursuant to the exercise of Warrants issued in VIB's 1997 Unit Offering. The aggregate proceeds were $14,686,819. The issuances of VIB's Common Stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(2) thereof.

        For information concerning the Company's issuance of trust preferred securities through its business trust subsidiary, please refer to Item 1 - DESCRIPTION OF BUSINESS - The Company.

ITEM 6 - SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information for the five years ended December 31, 1999. This financial information should be read in conjunction with the Financial Statement and Notes thereto, included in "Item 8 - Financial Statements and Supplementary Data" herein. See also "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                        1999             1998             1997             1996             1995
                                                    -----------      -----------      -----------      -----------      -----------
STATEMENTS OF INCOME (000'S)
Total Interest Income                               $    63,856      $    50,883      $    42,261      $    33,946      $    31,936
Total Interest Expense                                   26,226           17,499           15,811           12,758           12,142
                                                    -----------      -----------      -----------      -----------      -----------
    Net Interest Income                                  37,630           33,384           26,450           21,188           19,794
Provision for Credit Losses                               2,592            2,581            2,265            1,489            1,483
                                                    -----------      -----------      -----------      -----------      -----------
    Net Interest Income After Provision
        for Credit Losses                                35,038           30,803           24,185           19,699           18,311
Non-Interest Income                                       7,008            7,201            7,224            4,604            4,313
Non-Interest Expense                                     32,866           29,267           25,407           22,177           19,749
                                                    -----------      -----------      -----------      -----------      -----------
Income Before Tax Expense and Merger
    and Related Costs                                     9,180            8,737            6,002            2,126            2,875
Income Tax Expense                                        2,653            2,938            1,899              520            1,106
                                                    -----------      -----------      -----------      -----------      -----------
    Income before Merger and Related Costs                6,527            5,799            4,103            1,606            1,769
Merger and Related Costs, net of tax                        661              223                -                -                -
                                                    -----------      -----------      -----------      -----------      -----------
    Net Income                                      $     5,866      $     5,576      $     4,103      $     1,606      $     1,769
                                                    ===========      ===========      ===========      ===========      ===========
PER SHARE DATA(1)
Net Income Basic Before Merger and
    Related Costs                                   $      0.58      $      0.53      $      0.44      $      0.19      $      0.21
Net Income Diluted(2) Before Merger
    and Related Costs                               $      0.58      $      0.51      $      0.42      $      0.18      $      0.20
Net Income Basic                                    $      0.52      $      0.51      $      0.44      $      0.19      $      0.21
Net Income Diluted(2)                               $      0.52      $      0.49      $      0.42      $      0.18      $      0.20
Cash Dividends                                              N/A              N/A              N/A              N/A              N/A
Book Value Per Share(1)(3)                          $      5.09      $      5.01      $      4.68      $      3.77      $      3.84
Number of Shares Used in Income Calculations         11,308,048       11,414,234        9,804,297        9,131,235        9,049,934
STATEMENTS OF FINANCIAL CONDITION
    (AT END OF PERIOD)(000'S)
Total Assets                                        $   918,128      $   691,467      $   574,741      $   460,299      $   384,445
Total Net Loans(4)                                      647,759          494,028          401,714          333,115          281,598
Allowance for Credit Losses                               5,696            4,296            3,145            3,792            3,206
Total Investments                                       162,009          119,798           94,124           58,808           63,133
Total Deposits                                          701,333          600,103          519,855          420,238          344,896
Borrowed Funds                                          130,674           31,886            2,842            4,000            6,400
Trust Preferred Securities                               22,400                -                -                -                -
Shareholders' Equity                                     58,245           55,602           49,279           32,728           30,423
OPERATING RATIOS
Total Net Loans to Total Deposits                         92.36%           82.32%           77.27%           79.88%           81.93%
Total Equity to Total Assets                               6.34             8.04             8.57             7.11             7.91
Average Equity to Average Assets                           6.79             8.66             6.87             7.94             7.90
Tier 1 Capital to Risk Weighted Assets(5)                 10.93             9.27            10.21             8.49            11.00
Total Capital to Risk Weighted Assets(5)                  11.94            10.01            10.90             9.45            12.04
Income Before Merger and Related Costs
    on Average Equity                                     11.61            11.00            11.56             5.07             8.12
Income Before Merger and Related Costs
    on Average Assets                                      0.79             0.95             0.79             0.40             0.76
Income on Average Equity                                  10.40            10.54            11.56             5.07             8.12
Income on Average Total Assets                             0.71             0.91             0.79             0.40             0.76
Net Interest Margin                                        4.98             6.10             5.72             5.87             5.89
Total Interest Expense to Total Interest Income           41.07            34.39            37.41            37.58            38.02
Allowance for Credit Losses to Total Loans                 0.87             0.86             0.78             1.13             1.13
Dividend Payment Ratio                                      N/A              N/A              N/A              N/A              N/A


-----------------------------

(1) These figures have been adjusted retroactively to reflect previous stock dividends and the 1995, 1997 and 1998 stock splits.

(2) Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(3) "Book value per share" is defined as total capital divided by the number of shares outstanding at the end of the period.

(4) "Total net loans" is defined as total loans net of unearned discount, net of deferred fees and the allowance for credit losses.

(5)     As defined under regulatory guidelines.

N/A - Not Applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion, which incorporates an analysis of financial condition and results of operations, is designed to provide a more comprehensive understanding of the significant changes and trends related to the Company's financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto and the "Selected Financial Data" included elsewhere herein.

        The following table sets forth, for the periods indicated, the increase or decrease of certain items in the Statement of Income as compared to the prior comparable period:


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                           1999 VERSUS 1998                  1998 VERSUS 1997
                                       ------------------------         ------------------------
                                       AMOUNT OF                        AMOUNT OF
                                       INCREASE       PERCENT OF         INCREASE      PERCENT OF
                                      (DECREASE)       INCREASE         (DECREASE)      INCREASE
                                        (000'S)       (DECREASE)         (000'S)       (DECREASE)
                                       --------        --------         --------        --------
Total Interest Income                  $ 12,973           25.50%        $  8,621           20.40%
Total Interest Expense                    8,727           49.87            1,688           10.68
                                       --------                         --------
Net Interest Income                       4,246           12.72            6,933           26.21
Provision for Credit Losses                  11            0.43              316           13.95
                                       --------                         --------
Net Interest Income After
     Provision for Credit Losses          4,235           13.75            6,617           27.36
Non-Interest Income                        (193)          (2.68)             (23)          (0.32)
Non-Interest Expense                      4,037           13.69            4,084           16.07
                                       --------                         --------
Income Before Taxes                           5            0.06            2,511           41.83
Income Taxes                               (285)          (9.69)           1,039           54.71
                                       --------                         --------
Net Income                             $    290            5.20         $  1,472           35.88
                                       ========                         ========


GENERAL

        VIB Corp's financial performance for the year concluded December 31, 1999 was highlighted with record earnings growth, VIB Corp's acquisition of Bank of Stockdale, F.S.B., the issuance of $22.4 million in trust preferred securities through Valley Capital Trust, a wholly owned business trust subsidiary, Valley Independent Bank's acquisition of the Hemet, California branch of Fremont Investment and Loan, and the Company's agreement to acquire Kings River State Bank.

        VIB Corp was incorporated in California on November 7, 1997 under the laws of the State of California at the direction of the Board of Directors of VIB for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of VIB's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of VIB's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase VIB's Common Stock, issued in connection with VIB's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock. The conversion period for these warrants expired on October 29, 1999.

        On January 28, 1999, VIB Corp acquired Bank of Stockdale, F.S.B., Bakersfield, California ("Stockdale") which continues to operate under its federal stock savings bank charter.

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

        The Stockdale merger was accounted for as a pooling of interests. The Company issued 2,498,876 shares of its Common Stock (adjusted for subsequent stock dividends) in exchange for all 1,212,265 shares of Stockdale's issued and outstanding common stock (at an exchange ratio of 1.943 to 1).

        On January 22, 1999, VIB acquired Fremont Investment & Loan's Hemet branch office, including substantially all the deposits of the branch. VIB assumed approximately $112 million in deposits and the lease on the branch premises, and acquired approximately $27,000 in loans as well as cash on hand and fixtures and equipment associated with the branch. The consideration paid amounted to approximately $1.12 million. Goodwill arising from the transaction totaled approximately $1.14 million.

        In connection with the branch acquisition by Valley Independent Bank it was anticipated that VIB would require additional capitalization. On February 5, 1999, the Company raised approximately $22.4 million in net proceeds from an offering of up to 23,000 Capital Securities in a private placement. The proceeds were used to increase Valley Independent Bank's capital by $8.5 million and the balance was used for the acquisition of Kings River State Bank and general corporate purposes.

        The Company formed a wholly owned business trust subsidiary, Valley Capital Trust (the "Trust"), pursuant to the laws of the State of Delaware, for the specific purpose of (1) investing in the Company's 9.00 percent Junior Subordinate Debentures (the "Debentures"), due February 5, 2029; (2) selling
9.00 percent Cumulative Capital Securities (the "Capital Securities"), representing a 97 percent beneficial interests in the Debentures owned by the Trust; and (3) issuing beneficial interest in the Debentures owned by the Trust.

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

        The interest on the Capital Securities is deductible. The Company has the right assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The Capital Securities will mature on February 5, 2029, but can be called after February 5, 2009.

        On September 7, 1999, VIB Corp, Kings River State Bank and Kings River Bancorp, headquartered in Reedley, California, entered into an Agreement and Plan of Reorganization pursuant to which Kings River State Bank would become a wholly-owned subsidiary of VIB Corp and would continue to operate under its separate California commercial bank charter. Upon consummation of the merger on January 7, 2000, Kings River Bancorp's shareholders received approximately $21.7 million in exchange for their stock.

        For the year ended December 31, 1999, Kings River had total assets of approximately $87.2 million, interest and non-interest income of approximately $8.0 million and pretax income of approximately $1.9 million. The acquisition will be accounted for using the purchase method of accounting in accordance with Accounting Principals Board Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from this transaction totaled approximately $12.4 million and will be amortized over fifteen years on a straight-line basis. The results of Kings River's operations will be included in those reported by the Company beginning January 10, 2000.

        The Board of Directors approved 3% stock dividends for shareholders of record on May 14, 1999 and December 8, 1999. The dividends were paid on June 4, 1999 and December 29, 1999, respectively. Consequently, all per share information has been restated to reflect the effect of the stock dividends.

        Consolidated net income for the year ended December 31, 1999, adjusted for merger and related non-recurring costs, was $6.5 million or $.58 per share fully diluted based upon average shares outstanding of 11,308,048. This compares with net income of $5.7 million or $.51 per share fully diluted based upon the average shares outstanding of 11,414,234 for the year ended December 31, 1998. After merger and related non-recurring costs, net income for the year ending December 31, 1999 was $5.9 million or $.52 per share fully diluted as compared to $5.6 million or $.49 per share for 1998.

        Increases in net interest income partially offset by increases in non-interest expenses and decreases in non-interest income were the primary elements effecting the increased financial performance in 1999. Net Income of $5.6 million in 1998 represented an increase of $1.5 million, or 35.9%, from the $4.1 million net income earned in 1997. The Company's return on average assets ratio was .71% in 1999 compared to .91% and .79% in 1998 and 1997, respectively. The return on average equity ratio in 1999 was 10.40% compared to 10.54% and 11.56%, respectively, in the two previous years.

        Total assets at December 31, 1999 were $918.1 million, an increase of $226.7 million, or 32.8%, compared to December 31, 1998. Total deposits increased $101.2 million, or 16.9%, to $701.3 million at December 31, 1999. This increase includes the assumption of deposits acquired from Fremont Investment & Loan, discussed above, and the normal seasonal deposit cycle experienced in the Imperial, Coachella and Central Valleys as it relates to the local agricultural business cycle. Total loans increased $155.1 million, or 31.1%, to $653.5 million at December 31, 1999. During 1998 total assets increased $116.7 million, or 20.3%, from $574.7 million at year-end 1997. Total deposits increased $80.2 million, or 15.4%, from year-end 1997 to $600.1 million at December 31, 1998. Total loans increased $93.4 million, or 23.1%, from December 31, 1997.

        At December 31, 1999, the Company's Tier 1 and total capital to risk weighted assets ratios increased to 10.93% and 11.94%, respectively, when compared to 9.27% and 10.01%, respectively, at December 31, 1998. At December 31, 1997 the Tier I capital ratio was 10.21% and the total capital ratio was 10.90%. These ratios exceed regulatory requirements.

YEAR 2000 READINESS COMPLIANCE

        During 1999 and earlier the Company and its banking subsidiaries evaluated, tested and upgraded computer systems to assure proper recognition of date sensitive information when the date changed to the year 2000 ("Y2K"). Computer systems that did not properly recognize the year 2000 would have generated erroneous data or caused the system to fail.

VALLEY INDEPENDENT BANK

        During 1996 VIB began the process of identifying and addressing issues surrounding the year 2000 and their impact on VIB's operations. Final implementation, validation and certification of all internal systems were accomplished by June 30, 1999. Simultaneously, VIB conducted an evaluation for the impact of Y2K compliance on large corporate customers as well as the third party vendors. As of December, 1999, VIB had updated its assessment of Y2K risk in this regard and had established a specific reserve of $800,000 within the general reserve for credit losses and liquidity policies to mitigate this risk. Subsequent to the year 2000 rollover date there have been no related loan losses. It is anticipated that the $800,000 reserve will be disestablished prior to the second quarter of 2000.

        VIB expended $523,000 through December 31, 1999 on Y2K compliance.

BANK OF STOCKDALE

        Bank of Stockdale engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. As such, a primary focus of Stockdale's Y2K compliance program was to monitor the progress of its software providers toward Y2K compliance and to prepare and test future-date sensitive data of Stockdale in simulated processing.

        Stockdale established a specific reserve of $80,000 within the general reserve for credit losses to cover customers and borrowers.

        As Stockdale relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Y2K compliance program was the reallocation of internal resources for testing and for the purchase of computer hardware and, therefore, does not represent incremental expense to Stockdale. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware through December 31, 1999 was approximately $281,000.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

        The following table presents the average amounts outstanding for the major categories of the Company's assets, liabilities and equity accounts, the amount and average rate of interest income earned or interest expense paid for each category of interest-earning asset and interest-bearing liability, and net interest margin for the periods indicated. Tax-exempt interest income from investment securities has not been adjusted to a tax-equivalent basis.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------
                                                          1999                                      1998
                                        -------------------------------------      -------------------------------------
                                         AVERAGE         AMOUNT OF                  AVERAGE       AMOUNT OF
                                         BALANCE         INTEREST     AVERAGE       BALANCE        INTEREST      AVERAGE
                                         (000'S)         (000'S)        RATE        (000'S)         (000'S)        RATE
                                        ---------       ---------     -------      ---------      ----------     -------
ASSETS
INTEREST-EARNING ASSETS

    Interest Bearing Deposits           $     775       $      40       5.16%      $    1,06       $      62       5.84%
    Investment Securities                 176,159           9,693       5.50         105,022           6,330       6.03
    Federal Funds Sold                      9,939             534       5.37           8,340             510       6.12
    Net Loans(1)                          569,471          53,590       9.41         432,834          43,981      10.16
                                        ---------       ---------                  ---------       ---------
TOTAL INTEREST-EARNING ASSETS             756,344          63,857       8.44         547,257          50,883       9.30
NON INTEREST-EARNING ASSETS
    Cash and Due from Banks                37,510                                     33,750
    Allowance for Credit Losses            (5,169)                                    (3,702)
    Premises and Equipment                 12,395                                     12,386
    Other Assets                           29,142                                     21,522
                                        ---------                                  ---------
TOTAL NON INTEREST-EARNING ASSETS          73,878                                     63,956
                                        ---------                                  ---------
TOTAL ASSETS                            $ 830,222                                  $ 611,213
                                        =========                                  =========

LIABILITIES AND EQUITY
INTEREST-BEARING LIABILITIES
   Money Market and Now Accounts        $ 140,425       $   3,363       2.39%      $ 124,897       $   3,217       2.58%
   Time and Savings Deposits              267,559          11,011       4.12         182,338           7,719       4.23
   Time Deposits Over $100,000            123,974           6,366       5.13         105,534           5,888       5.58
                                        ---------       ---------                  ---------       ---------
   Total Interest-Bearing Deposits        531,958          20,740       3.90         412,769          16,824       4.08
   Borrowed Funds                          83,950           5,486       6.53           7,048             674       9.56
                                        ---------       ---------                  ---------       ---------
TOTAL INTEREST-BEARING LIABILITIES        615,908          26,226       4.26         419,817          17,498       4.17
                                                        ---------                                  ---------
NON INTEREST-BEARING LIABILITIES
       Demand Deposits                    153,027                                    133,688
       Other Liabilities                    4,903                                      4,788
                                        ---------                                  ---------
TOTAL NON INTEREST-BEARING                157,930                                    138,476
    LIABILITIES
SHAREHOLDERS' EQUITY                       56,384                                     52,920
                                        ---------                                  ---------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                 $ 830,222                                  $ 611,213
                                        =========                                  =========
NET INTEREST INCOME                                     $  37,631       4.18%                      $  33,385       5.13%
                                                        =========                                  =========
NET INTEREST INCOME AS A PERCENT
    OF INTEREST-EARNING ASSETS                                          4.98%                                      6.10%

                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                            -------------------------------------
                                             AVERAGE       AMOUNT OF
                                             BALANCE        INTEREST     AVERAGE
                                             (000'S)         (000'S)       RATE
                                            ---------      ----------    --------
ASSETS

INTEREST-EARNING ASSETS
    Interest Bearing Deposits               $   1,688       $      75      4.44%
    Investment Securities                      89,409           5,936      6.64
    Federal Funds Sold                          9,374             475      5.07
    Net Loans(1)                              362,024          35,776      9.88
                                            ---------       ---------

TOTAL INTEREST-EARNING ASSETS                 462,495          42,262      9.14

NON INTEREST-EARNING ASSETS
    Cash and Due from Banks                    28,074
    Allowance for Credit Losses                (3,726)
    Premises and Equipment                      9,945
    Other Assets                               20,900
                                            ---------
TOTAL NON INTEREST-EARNING ASSETS              55,193
                                            ---------
TOTAL ASSETS                                $ 517,688
                                            =========


LIABILITIES AND EQUITY
INTEREST-BEARING LIABILITIES
    Money Market and Now Accounts           $  93,396       $   2,344      2.43%
    Time and Savings Deposits                 177,094           8,078      4.56
    Time Deposits Over $100,000                93,085           5,119      5.50
                                            ---------       ---------

    Total Interest-Bearing Deposits           366,575          15,541      4.24
    Borrowed Funds                              3,357             270      8.04
                                            ---------       ---------

TOTAL INTEREST-BEARING LIABILITIES            369,932          15,811      4.27
                                                            ---------

NON INTEREST-BEARING LIABILITIES
    Demand Deposits                           108,771
    Other Liabilities                           3,441
                                            ---------

TOTAL NON INTEREST-BEARING LIABILITIES        112,212

SHAREHOLDERS' EQUITY                           35,544
                                            ---------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $ 517,688
                                            =========

NET INTEREST INCOME                                         $  26,451      4.86%
                                                            =========

NET INTEREST INCOME AS A PERCENT
    OF INTEREST-EARNING ASSETS                                             5.72%

------------

(1) Yields and amounts include loan fees and late charges of $3,368,923, $3,242,012, and $1,955,479, for the years ended December 31,1999, 1998 and 1997, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

        Average interest-earning assets totaled $756.3 million in 1999, an increase of $209 million, or 38.2%, compared to 1998. Average investment securities increased $71.1 million, or 67.7%, primarily related to the liquidity obtained in the branch acquisition from Fremont Investment and Loan. In addition, VIB experienced significant average loan growth of $136.6 million, or 31.6%. In 1998 average interest earning assets increased $84.8 million, or 18.3%, from a 1997 average of $462.5 million.

        Average interest-bearing liabilities grew $196.1 million, or 46.7%, from $419.8 million for 1998 to $615.9 million for 1999. During 1999 all interest-bearing liability categories increased, including borrowed funds, which increased $76.9 million or 1,091.1%. In 1998, average interest-bearing liabilities increased $49.9 million, or 13.5%, from $369.9 million for 1997.

        Interest income in 1999 was $63.9 million, an increase of $13.0 million, or 25.5%, compared to 1998. The increase in interest income was the result of volume increases in investment securities and loans offset by a decreased interest rate environment. The yield on interest-earning assets decreased 86 basis points to 8.44% in 1999 from 9.30% in 1998. The yield on the loan portfolio, the largest portion of the Bank's interest-earning assets, decreased 75 basis points, from 10.16% in 1998 to 9.41% in 1999.

        Interest expense increased $8.7 million, or 49.9%, to $26.2 million during 1999. The increase in interest expense was primarily the result of volume increases in all interest-bearing categories, including borrowed funds, as well as a deposit mix shift towards the higher interest bearing categories. This increase was partially offset by a lower interest rate environment. The cost of interest-bearing liabilities increased 9 basis points from 4.17% in 1998 to 4.26% in 1999.

        Net interest income was $37.6 million for 1999, which represented an increase from the prior year of $4.2 million, or 12.7%. The net interest spread percentage, which represents the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased to 4.18% for the year-ending December 31, 1999, compared to 5.13% in 1998. Net interest income as a percentage of average interest-earning assets, or the net interest margin, decreased to 4.98% in 1999 compared to 6.10% in 1998. A lower interest rate environment and a shift in the deposit mix towards the higher interest bearing categories and the issuance of the Capital Securities, offset by the relatively greater increases in interest earning assets than in interest bearing liabilities and the greater proportionate growth in loans, the highest yielding assets, were the primary reasons for the comparative decrease in yield for both the net interest spread and the net interest margin.

        Net interest income, which amounted to $33.4 million in 1998, represented an increase of $6.9 million, or 26.2%, compared to 1997. Interest income was $50.9 million, an increase of $8.6 million, or 20.4%, compared to 1997. The increase in interest income was primarily the result of volume increases in investment securities and loans. The yield on interest-earning assets increased 16 basis points to 9.30% in 1998 from 9.14% in 1997. Interest expense increased $1.7 million, or 10.7%, to $17.5 million during 1998. The increase in interest expense was the result of volume increases in all interest-bearing categories and rate increases in all categories, with the exception of time and savings deposits. The cost of total interest bearing liabilities decreased 10 basis points from 4.27% in 1997 to 4.17% in 1998. A greater proportionate growth in the higher yielding interest-earning asset categories offset by a lower cost mix of interest-bearing liabilities as well as the repricing effect of interest-earning assets and interest-bearing liabilities in a lower rate environment were the principal causes for the increased yields in both net interest spread percentage and net interest margin.

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


                                          YEAR ENDED DECEMBER 31, 1999                  YEAR ENDED DECEMBER 31, 1998
                                                     OVER                                         OVER
                                          YEAR ENDED DECEMBER 31, 1998                YEAR ENDED DECEMBER 31, 1997
                                             INCREASE/DECREASE DUE                       INCREASE/DECREASE DUE
                                             TO CHANGE IN (000'S)                         TO CHANGE IN (000'S)
                                    --------------------------------------       --------------------------------------
                                                                     Net                                          Net
                                     VOLUME          Rate          Change         Volume          Rate          Change
                                    --------       --------       --------       --------       --------       --------
INTEREST-EARNING ASSETS
   Interest Bearing Deposits        $    (17)      $     (5)      $    (22)      $    (28)      $     15       $    (13)
   Investment Securities               4,288           (925)         3,363          1,037           (643)           394
   Federal Funds Sold                    (98)           (74)            24            (52)            87             35
   Net Loans(1)(2)                    13,884         (4,275)         9,609          6,998          1,207          8,205
                                    --------       --------       --------       --------       --------       --------

   Total Interest Income            $ 18,253       $ (5,279)      $ 12,974       $  7,954       $    667       $  8,621
                                    --------       --------       --------       --------       --------       --------

INTEREST-BEARING LIABILITIES
   Money Market and NOW             $    400       $   (254)      $    146       $    693       $    180       $    873
   Time and Savings                    3,608           (316)         3,292            239           (598)          (359)
   Time Deposits Over $100,000         1,029           (551)           478            685             84            769
   Borrowed Funds                      7,354         (2,542)         4,812            297            107            404
                                    --------       --------       --------       --------       --------       --------

   Total Interest Expense             12,391         (3,663)         8,728          1,914           (227)         1,687
                                    --------       --------       --------       --------       --------       --------

   Interest Differential or
      Net Interest Income           $  5,862       $ (1,616)      $  4,246       $  6,040       $   (894)      $  6,934
                                    ========       ========       ========       ========       ========       ========


---------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and as such have been included in net loans.

(2)     Loan fees and late charges of $3,368,923, $3,242,012 and $1,955,479 for the years ended December 31,1999, 1998 and 1997, respectively, have been included in the interest income computation.

LOANS

        Total loans averaged $569.5 million in 1999, an increase of $136.6 million, or 31.6%, compared to 1998. The average loan growth is reflective of the full year effect of the 1998 opening of the Las Vegas, Nevada and Carlsbad and Orange, California Loan Production Offices as well as an overall strong lending economic environment. At December 31, 1999 total loans were $653.5 million, representing an increase of $155.1 million, or 31.1%, over December 31, 1998. The yield on the total portfolio decreased 75 basis points to 9.41% in 1999, from 10.16% in 1998. This decrease in yield was the result of repricing of variable-rate loans in an overall lower interest rate environment.

        In 1998 total loans averaged $432.8 million, which represented an increase of $70.8 million, or 19.6%, compared to 1997. At December 31, 1998, total loans were $498.3 million, which represented an increase of $93.4 million, or 23.1%, over December 31, 1997. The yield on the total portfolio increased 28 basis points to 10.16% in 1998 from 9.88% in 1997. This increase was the result of a loan mix with a larger proportionate growth in higher yielding loans offset by the repricing of variable rate loans in a lower interest rate environment.

        The subsidiary bank loan portfolios represent the diversification of the markets served. At December 31, 1999, there were no significant concentration of loans within any particular industry. However, the local economies of VIB Corp's service areas are agriculturally related and are impacted by fluctuations in farming commodity pricing.

        The following table sets forth the amount of the Company's total outstanding loans, net of participations sold, in each category. The retained portion of SBA loans, as well as the guaranteed portion of such loans held for sale, are included primarily within the commercial and real estate construction loan totals.


                                                           DECEMBER 31,
                                 --------------------------------------------------------------------------
                                         1999                        1998                      1997
                                 ---------------------      --------------------       --------------------
                                  AMOUNT      PERCENT-       AMOUNT      PERCENT        AMOUNT      PERCENT
                                  (000'S)     OF TOTAL       (000'S)     OF TOTAL      (000'S)      OF TOTAL
                                 --------     --------      --------     --------      --------     --------
Commercial and Agricultural      $180,129        27.4%      $116,634        23.2%      $102,150       25.10%
Real Estate- Construction          89,168        13.6         61,680        12.3         43,674       10.74
Real Estate - Other               344,379        52.4        276,809        55.2        220,174       54.14
Installment                        43,083         6.6         46,719         9.3         40,653       10.00
                                 --------      ------       --------      ------       --------      ------
Total Loans                      $656,759       100.0%      $501,842       100.0%      $406,651      100.00%
                                 ========      ======       ========      ======       ========      ======


                                                      DECEMBER 31,
                                 ---------------------------------------------------
                                          1996                         1995
                                 ----------------------       ----------------------
                                  AMOUNT        PERCENT        AMOUNT        PERCENT
                                 (000'S)       OF TOTAL        (000'S)      OF TOTAL
                                 --------      --------       --------      --------
Commercial and Agricultural      $ 82,331          24.3%      $ 63,821          22.3%
Real Estate- Construction          33,986          10.0         26,623           9.3
Real Estate - Other               187,575          55.4        171,342          59.9
Installment                        34,639          10.2         24,429           8.5
                                 --------      --------       --------      --------
Total Loans                      $338,531         100.0%      $286,215         100.0%
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

        The following table provides information with respect to components of the Company's non-performing loans. The Company had $3.9 million and $4.9 million in restructured loans outstanding as of December 31, 1999 and 1998, respectively. There were $7.3 million in restructured loans outstanding at December 31, 1997.

                                                                DECEMBER 31,
                                       ----------------------------------------------------------------
                                         1999          1998          1997         1996           1995
                                        (000'S)       (000's)       (000's)      (000's)        (000'S)
                                       --------      --------      --------      --------      --------
Non-Accrual Loans                      $  6,185      $  4,315      $  5,194      $  6,519      $  6,822
Loans Past Due 90 Days or More
     But Not on Non-Accrual Basis            16           567           525           967         1,691
                                       --------      --------      --------      --------      --------
Total                                  $  6,201      $  4,882      $  5,719      $  7,486      $  8,513
                                       ========      ========      ========      ========      ========


        The following table sets forth the gross interest income that would have been recorded for the period indicated if the non-accrual loans had been current in accordance with their terms and the amount of interest income recognized on these loans:


                                        YEAR ENDED DECEMBER 31, 1998
                                        ----------------------------
Interest Income - Original Terms                 $525,289
Interest Income - Recorded                        305,831
                                                 --------
Forgiven Interest Income                         $219,458
                                                 ========


        Properties taken in foreclosure, or other real estate owned, constitute another category of non-performing assets. Other real estate owned increased from $1,071,064 at December 31,1998 to $1,304,729 at December 31, 1999. The
Company is actively marketing these properties for sale.

INVESTMENTS

        Total investments averaged $176.2 million in 1999, representing an increase of $71.1 million from 1998. At December 31, 1999, the investment portfolio amounted to $162.0 million, an increase of $42.2 million compared to December 31, 1998. At December 31, 1999, the yield of the available for sale portfolio on a tax-equivalent basis decreased 11 basis points to 6.10%. This decrease was the result of the reinvestment of maturities in a lower interest rate environment partially offset by a greater proportionate growth in higher yielding state and municipal securities.

        The investment strategy employed during 1999 was the investment of temporarily idle deposit growth funds and investment maturities primarily into short-term callable Federal Agency obligations and state and municipal securities. The nature of these securities has provided liquidity through periodic repayment of principal and interest. The callable characteristic of these investments also provide liquidity to fund anticipated loan growth in the future.

        U.S. Government and federal agencies averaged $93.2 million during 1999, an increase of $35.1 million, or 60.4%. This increase reflected the strategy to provide liquidity for anticipated loan growth. The yield on the portfolio decreased 13 basis points to 5.95% at December 31, 1999, compared to 6.08% at December 31, 1998.

        State and municipal securities increased on average $30.5 million to $55.5 million. The tax-equivalent yield on this portfolio declined 3 basis points to 6.29% at December 31, 1999, compared with 6.32% at December 31, 1998.

        Federal funds sold averaged $9.9 million in 1999, an increase of $1.6 million, or 19.2%, compared to 1998. At December 31, 1999, there were no Federal funds sold outstandings. These funds represent excess funds temporarily invested. The yield on Federal funds decreased 75 basis points to 5.37% in 1999. The decrease in yield was reflective of the lower overnight investment interest rate environment.

        The investment portfolio averaged $105.0 million during 1998, representing an increase of $15.6 million from 1997. At December 31, 1998, total investments amounted to $119.8 million, an increase of $25.7 million compared to December 31, 1997. The available for sale portfolio yield on a tax-equivalent basis decreased 66 basis points in 1998 to 6.01% as a result of the lower interest rate environment during 1998.

        Securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits. At December 31, 1999 and December 31, 1998, the market value of securities pledged to secure public deposits was approximately $14.2 million and $14.0 million, respectively.

        The following tables summarize the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted tax-equivalent average yield.


                                                                                 DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                               1999                                      1998
                                               ------------------------------------       ------------------------------------
                                                 BOOK          MARKET      WEIGHTED         BOOK        MARKET        WEIGHTED
                                                 VALUE         VALUE       AVERAGE          VALUE        VALUE        AVERAGE
                                                (000'S)       (000'S)       YIELD          (000'S)      (000'S)        YIELD
                                               --------      --------      --------       --------      --------      --------
U.S. TREASURY & GOVERNMENT AGENCIES:
    Within One Year                            $    597      $    607          8.22%      $  3,653      $  3,663          6.21%
    One to Five Years                            63,661        61,580          5.76         30,525        30,513          5.85
    Over Five Years                              38,120        36,693          6.24         35,967        35,936          6.26
                                               --------      --------                     --------      --------
TOTAL U.S. TREASURY & GOVERNMENT AGENCIES       102,378        98,880          5.95         70,145        70,112          6.08
STATE AND POLITICAL SUBDIVISIONS:
    Within One Year                                 340           342          7.78            498           502          7.24
    One to Five Years                            17,998        17,522          5.94          3,664         3,731          6.54
    Over Five Years                              38,661        35,871          6.44         33,890        34,006          6.28
                                               --------      --------                     --------      --------
TOTAL STATE AND POLITICAL SUBDIVISIONS           56,999        53,735          6.29         38,052        38,239          6.32
TOTAL OTHER SECURITIES                            7,269         6,472          6.76          8,500         8,521          6.77
                                               --------      --------                     --------      --------
TOTAL AVAILABLE FOR SALE SECURITIES            $166,646      $159,087          6.10       $116,697      $116,872          6.21
                                               ========      ========                     ========      ========


                                                      DECEMBER 31, 1997
                                               ---------------------------------
                                                 BOOK        MARKET     WEIGHTED
                                                VALUE        VALUE       AVERAGE
                                               (000'S)      (000'S)       YIELD
                                               -------      -------     --------
U.S. TREASURY & GOVERNMENT AGENCIES:
    Within One Year                            $ 3,618      $ 3,620         5.89%
    One to Five Years                           11,235       11,285         6.69
    Over Five Years                             53,046       53,074         6.76
                                               -------      -------
TOTAL U.S. TREASURY & GOVERNMENT AGENCIES       67,899       67,979         6.71
STATE AND POLITICAL SUBDIVISIONS:
    Within One Year                                130          130         9.40
    One to Five Years                            1,568        1,599         8.03
    Over Five Years                             16,869       17,173         7.48
                                               -------      -------
TOTAL STATE AND POLITICAL SUBDIVISIONS          18,567       18,902         7.54
TOTAL OTHER SECURITIES                           5,620        5,583         7.03
                                               -------      -------
TOTAL AVAILABLE FOR SALE SECURITIES            $92,086      $92,464         6.90
                                               =======      =======


DEPOSITS

        Total deposits averaged $685.0 million during 1999, an increase of $138.5 million, or 25.4%, compared with 1998. At December 31, 1999 total deposits were $701.3 million, representing an increase of $101.2 million, or 16.9%, over December 31, 1998. Deposit growth was primarily utilized to fund loan growth.

        During 1999 demand deposits averaged $153.0 million, an increase of $19.3 million, or 14.5%, from the average $133.7 million for 1998. Demand deposits amounted to $174.7 million at year-end 1999, representing an increase of $11.9 million, or 7.3%, compared to the prior year end.

        Money market and NOW accounts averaged $140.4 million, an increase of $15.5 million, or 12.4%, over 1998. These accounts totaled $133.6 million at year-end, a decrease of $8.6 million, or 6.0%, from 1998. Regular savings deposits increased $18.3 million, or 33.8%, over 1998 to average $72.7 million. At year end these deposits amounted to $64.0 million, an increase of $8.9 million, or 16.1%, compared to the prior year. Total time deposits averaged $318.9 million in 1999, an increase of $85.3 million, or 36.5%, compared with 1998. At December 31, 1999 these balances totaled $329.0 million, an increase of $89.1 million, or 37.1%, from the prior year-end. The cost of total interest-bearing deposits decreased to 3.06% in 1999 from 3.08% in 1998, or 2 basis points. This decline in overall cost was primarily the result of a slightly lower interest rate environment.

        In 1998 total deposits averaged $546.5 million, representing an increase of $71.1 million, or 15.0%, compared to 1997. At December 31, 1998 total deposits amounted to $600.1 million, an increase of $80.2 million, or 15.4% from the prior year end. The cost of interest-bearing deposits was 3.08% in 1998 and represented a decrease of 19 basis point from 3.27% in 1997.

        The following schedules reflect the Company's deposits, based upon average balances, for the periods indicated:


                                            FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                               1999                                      1998
                              -------------------------------------       -------------------------------------
                              AVERAGE        PERCENT       AVERAGE         AVERAGE      PERCENT         AVERAGE
                              BALANCE           OF           RATE          BALANCE        OF             RATE
                              (000'S)          TOTAL         PAID          (000'S)       TOTAL           PAID
                              --------       -------       --------       --------      --------       --------
DEMAND:
    Non-Interest Bearing      $153,027          22.3%           N/A       $133,688          24.5%           N/A
    Money Market and NOW       140,425          20.5           2.39%       124,897          22.9           2.58%
SAVINGS:                        72,658          10.6           2.03         54,310           9.9           2.09
TIME:
    Under $100,000             194,901          28.5           4.89        128,028          23.4           4.27
    $100,000 or More           123,974          18.1           5.13        105,534          19.3           5.58
                              --------        ------       --------       --------      --------       --------
TOTAL DEPOSITS                $684,985         100.0%          3.06       $546,457         100.0%          3.08
                              ========        ======       ========       ========      ========       ========


                                 FOR THE YEAR ENDED DECEMBER 31, 1997
                               ----------------------------------------
                               AVERAGE       PERCENT          AVERAGE
                               BALANCE          OF              RATE
                               (000'S)        TOTAL             PAID
                               --------      --------        ----------
DEMAND:
     Non-Interest Bearing      $108,771          22.9%           N/A
     Money Market and NOW        96,396          20.3           2.43%
SAVINGS:                         49,612          10.4           2.21
TIME:
     Under $100,000             127,482          26.8           4.58
     $100,000 or More            93,085          19.6           5.50
                               --------      --------
TOTAL DEPOSITS                 $475,346         100.0%          3.27
                               ========      ========

BORROWED FUNDS

        Borrowed funds, which consist of Federal funds purchased and other forms of borrowing, were utilized primarily for funding loans and investments. During 1999, as a result of increases in loan funding and investments, there was an increase in the use of borrowed funds for these purposes.

        In 1999 borrowed funds averaged $84.0 million, an increase of $76.9 million, or 1,091.1% from 1998. At year-end there was $153.1 million outstanding in borrowed funds, an increase of $121.2 million from the prior year end. The cost of borrowed funds decreased 303 basis points to 6.53% in 1999 from 9.56% in 1998. The decrease in cost was reflective of the increase in the use of lower cost advances from the Federal Home Loan Bank and to a lesser degree by a lower interest rate environment.

        Borrowed funds in 1998 averaged $7.0 million, an increase of $3.7 million, or 109.9%, compared to 1997. At year-end 1998 there was $31.9 million outstanding in borrowed funds. This represented an increase of $29.0 million from year-end 1997. The cost of borrowed funds increased 152 basis points to 9.56% from 8.04% in 1997 as a result of the increase in the Company's capital lease obligations offset slightly by a lower interest rate environment.

PROVISION FOR CREDIT LOSSES

        The allowance for credit losses at December 31, 1999 was $5.7 million, compared to $4.3 million at December 31, 1998, an increase of $1.4 million, or 32.6%. As a percent of total loans, the allowance was .87% at year-end 1999 and
 .86% at year-end 1998. At year-end 1997, the allowance was $3.1 million or .78% of total loans.

        Management believes the allowance at December 31, 1999, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary banks' loan portfolios. In evaluating the adequacy of the allowance for credit losses the Company considers the special risks involved in agriculture because the agriculturally related loans in the Imperial, Coachella and Central Valleys are dependent upon the success of their agricultural businesses. These risks include fluctuations in commodity prices which do not necessarily match the general rate of inflation; dependence of the agricultural community on the export market and the adverse impact which the dollar's strength against other currencies has had on such exports; variability of production costs, weather and climatic changes; and the fact that, in any downturn in the economy, agriculture is usually one of the last sectors of the economy to recover. Furthermore, agricultural businesses are extremely sensitive to actions of governmental agencies regarding price supports, subsidies and import or export policies, the impact of which cannot be predicted.

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

        The provision for credit losses was $2.7 million in 1999 and $2.6 million in 1998. The provision expense in 1997 was $2.3 million.

        Net charge-offs were $1.3 million, or .22% of average loans, in 1999 as compared to $1.4 million or .33%, in 1998. In 1997 net charge-offs were $2.9 million, or .80% of average loans. Net charge-offs are projected to be $1.14 million in 2000. Based upon the known risks in the subsidiary bank portfolios as well as historical trends, 60% of the projected 2000 net charge-offs are anticipated to be commercial and agricultural and 20% are anticipated to be real estate construction loans. The 20% balance of the projected 2000 charge-offs is anticipated to be installment loans to individuals.

        At December 31, 1999, the subsidiary bank loan portfolios were not subject to any known significant risks except the non-performing loans previously identified. The Company's subsidiary bank loan portfolios at December 31, 1999 did not have any outstandings in international loans and, accordingly, did not have any direct risk associated with currency fluctuations in Mexico or the financial crisis in Asia.

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


                                                                            YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                        1999           1998           1997           1996           1995
                                                      --------       --------       --------       --------       --------
BALANCES (000'S)
    Average Loans                                     $569,471       $432,834       $362,024       $299,593       $261,385
    Total Loans at end of Period                       652,929        497,829        404,986        337,071        287,934

ALLOWANCE FOR CREDIT LOSSES (000'S)
BALANCE - BEGINNING OF PERIOD                         $  4,296       $  3,145       $  3,792       $  3,504       $  3,345
    Charge -Offs
       Commercial and Agricultural                         377          1,066          1,983            257          1,446
       Real Estate - Construction                          527             73            770          1,298            195
       Installment                                         432            476            438            334            304
                                                      --------       --------       --------       --------       --------
TOTAL CHARGE - OFFS                                      1,336          1,615          3,191          1,889          1,945
    Recoveries:
       Commercial and Agricultural                          12             38             63            575            272
       Real Estate - Construction                           14              2             33             71             18
       Installment                                          35            145            183             42             34
                                                      --------       --------       --------       --------       --------
TOTAL RECOVERIES                                            61            185            279            688            324
                                                      --------       --------       --------       --------       --------
    Net Charge - Offs                                    1,275          1,430          2,912          1,201          1,621
    Provision for Credit Losses                          2,675          2,581          2,265          1,489          1,482
    Reserves Acquired by Acquisition                       298
                                                      --------       --------       --------       --------       --------
BALANCE - END OF PERIOD                               $  5,696       $  4,296       $  3,145       $  3,792       $  3,504
                                                      ========       ========       ========       ========       ========

RATIOS
    Net Loans Charged Off to Average Loans                0.22%          0.33%          0.80%          0.40%          0.62%
    Net Loans Charged Off to Total Loans
        at End of Period                                  0.20           0.29           0.72           0.36           0.56
    Allowance for Credit Losses to Average Loans          1.00           0.99           0.87           1.27           1.34
    Allowance for Credit Losses to Total Loans
       at End of Period                                   0.87           0.86           0.78           1.12           1.22
    Net Loans Charged Off to Allowance
       for Credit Losses                                 22.38          33.29          92.59          31.67          46.26
    Net Loans Charged Off to Provision
       for Credit Losses                                 47.66          55.40         128.57          80.66         109.38

NON-INTEREST INCOME

        Total non-interest income was $7.0 million in 1999, $7.2 million in 1998 and $7.2 million in 1997. Service charges and fees on deposits were $4.6 million in 1999, an increase of $160,000, or 3.7%, over 1998. In 1998 service charge income rose $387,000, representing an increase of 9.7%, from 1997. The increases in service charge income have been directly related to VIB's various acquisitions as well as the internal growth in the number and volume of deposit accounts.

        Other income amounted to $729,000 in 1999, an increase of $50,000, or 7.3%, compared to the prior year. In 1998 other income totaled $679,000, representing an increase of $149,000, or 28.0%, from 1997. The increases in other income for both years were primarily the result of increases of dividends on insurance policies utilized to fund deferred compensation programs.

        Income generated through the sale of small business government guaranteed loans provides an additional source of earnings. In 1999, the gain on sale of these loans and related servicing fees totaled $1.7 million, an increase of $83,000, or 5.1%, from 1998. Loan sale gains in 1998 amounted to $1.6 million, a decrease of $.5 million, or 23.3%, from 1997.

        For the year ended December 31, 1999, the gain on sale of investment securities was $2,000, compared to $489,000 in 1998. Investment securities gains in 1997 were $551,000.

NON-INTEREST EXPENSE

        Total non-interest expense for the year ended December 31, 1999 was $33.5 million, an increase of $4.0 million, or 13.7%, as compared to 1998. After adjusting for $.7 million in merger and one-time related expenses, non-interest expense for the year ended December 31, 1999 was $32.8 million, an increase of $3.3 million, or 11.2%. These expenditures amounted to $29.5 million in 1998, representing an increase of $4.1 million, or 16.1%, over 1997.

        Salary expense during the year ended December 31, 1999 was $13.2 million, an increase of $1.6 million, or 14%, over 1998. The growth in salary expense is attributable to staffing additions related to the 1998 Palm Springs, California branch acquisition from Palm Desert National Bank, the previously discussed Hemet, California branch acquisition from Fremont Investment & Loan, merit increases, paid commissions and performance incentives. In 1998, salary expense was $11.6 million, an increase of $1.9 million, or 19.3%, compared to 1997.

        Employee benefits expense was $3.1 million for the year ended December 31, 1999, an increase of $.5 million, or 20.8% compared to 1998. The increase in benefits was attributable primarily to the previously discussed staffing additions, increases in the Company's funding of the ESOP and 401K plans and increases in medical insurance expenses. In 1998, employee benefit expense amounted to $2.6 million, representing an increase of $80,000, or 3.2%, compared to 1997.

        Occupancy expenses were $2.6 million in 1999, an increase of $.2 million, or 7.8%, compared to 1998. In 1998, occupancy expense amounted to $2.5 million representing an increase of $.4 million, or 20.6%, compared to 1997. Furniture and equipment expense totaled $2.6 million in both 1998 and 1999. In 1998, furniture and equipment expense increased $.5 million, or 21.7%, compared with 1997. These increases were primarily the result of the acquisitions previously discussed.

        Other operating expense amounted to $12.0 million during the year ended December 31, 1999, an increase of $1.7 million, or 16.6%, from 1998. Increases in data processing, professional fees, advertising, business promotional expenses, intangible asset amortization, as well as $661,000 in merger and related non-recurring expenses were the primary causes for the increases. All other non-interest expenses in 1998 were $10.3 million, representing an increase of $1.3 million, or 13.9%, over 1997.

INCOME TAX EXPENSE

        Income tax expense for the year ending December 31, 1999 was $2.7 million as compared with $2.9 million for 1998, a decrease of $.3 million, or 9.7%. The decrease in tax expense was primarily attributable to a decrease in the Company's effective tax rate from 34.5% for the year ended December 31, 1998 to 31.1% for the year ended December 31, 1999. The effective tax rate decrease was primarily the result of a $1.2 million increase in non-taxable income from municipal securities, partially offset by increases in non-deductible intangible asset amortization and non-deductible merger and related non-recurring expenses.

        Income tax expense for the year ending December 31, 1998 was $2.9 million as compared with $1.9 million for 1997, an increase of $1.0 million, or 54.7%. The increase in tax expense was primarily attributed to a $2.5 million increase in taxable operating income as well as an increase in the Company's effective tax rate from 31.6% for the year ended December 31, 1997 to 34.5% for the year ended December 31, 1998. The effective tax rate increase was primarily the result of increases in non-deductible intangible asset amortization expense partially offset by increases in non-taxable income from state and municipal securities.

CAPITAL RESOURCES

        Total shareholders' equity averaged $56.4 million in 1999, an increase of $3.5 million, or 6.5%, compared to 1998. At December 31, 1999 shareholders' equity amounted to $58.2 million, an increase of $2.6 million, or 4.8%, over the prior year end. During 1998 shareholders' equity averaged $52.9 million, an increase of $17.4 million, or 48.9%, compared to 1997. At December 31, 1998, shareholders' equity totaled $55.6 million, representing an increase of $6.3 million, or 12.8%, compared to year-end 1997. Per common share book value increased to $5.09 at year end 1999 from $5.01 the prior year end. Book value per common share at year-end 1997 was $4.68.

        Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. At December 31, 1999, the Tier I and total risk based capital ratios were 10.93% and 11.94%, respectively, compared to 9.27% and 10.01%, respectively, at December 31, 1998. The current minimum regulatory guidelines for Tier I and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of average Tier I capital to adjusted average assets was 8.87% at December 31, 1999, compared to 7.81% at year-end 1998. The leverage ratio at December 31, 1997 was 10.85%. The Company's leverage ratio exceeds the current regulatory minimum of 3.0%. The Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND LIABILITY MANAGEMENT

        The Company's consolidated liquidity position, enhanced by the Fremont Investment & Loan branch acquisition, remained adequate to meet future contingencies. At December 31, 1999 the Company had $115.9 million in net Federal funds purchased and FHLB advances outstanding. This compared to $24.0 million in net Federal funds outstanding at December 31, 1998. Since December 31, 1998, net Federal funds purchased and FHLB advances have increased $91.9 million. The Company's consolidated liquidity ratio at December 31, 1999 was 25.59%. This ratio represented a decrease from 23.09% at December 31, 1998.

        The subsidiary banks' Asset/Liability Committees ("ALCO") function is to oversee the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet existing and future funding commitments is the measure of liquidity. Liquidity is also required to meet borrowing needs, deposit withdrawals and asset growth. The subsidiaries develop liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

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

        The following table sets forth the relative maturities of the commercial, agricultural and construction loan portfolios and provides a breakout relative to fixed and variable rate loan maturities:


                                                                                OVER ONE
                                                                                   YEAR
                                                                                BUT LESS
                                                     ONE YEAR        THAN          OVER
                                                     OR LESS      FIVE YEARS    FIVE YEARS      TOTAL
                                                     --------     ----------    ----------     --------
LOANS (000'S)
Commercial and Agricultural                          $ 84,731      $ 54,829      $ 40,569      $180,129
Real Estate - Construction                             68,009         9,984        11,175        89,168
Real Estate - Other                                    24,103        94,775       225,501       344,379
Consumer                                                7,824        16,347        18,912        43,083
                                                     --------      --------      --------      --------
TOTAL                                                $184,667      $175,935      $296,157      $656,759
                                                     ========      ========      ========      ========

Loans With Predetermined (Fixed) Interest Rates      $ 21,757      $ 89,122      $211,165      $322,044
Loans With Variable (Floating) Interest Rates         162,910        86,813        84,992       334,715
                                                     --------      --------      --------      --------
TOTAL                                                $184,667      $175,935      $296,157      $656,759
                                                     ========      ========      ========      ========


        The following schedule sets forth the maturities of time certificates of deposit over $100,000 and their relative mix:

                                         BALANCE      PERCENT
                                         (000'S)      OF TOTAL
                                        --------      --------
Less Than Three Months                  $ 60,800          41.9%
Three Months Through Six Months           39,040          26.9
Seven Months Through Twelve Months        31,678          21.8
Over Twelve Months                        13,644           9.4
                                        --------      --------
TOTAL                                   $145,162         100.0%
                                        ========      ========


        The Company's subsidiaries do not maintain trading accounts for any class of financial instrument nor do they engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the subsidiaries are not subject to foreign currency exchange rate risk or commodity price risk.

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

        The subsidiary banks' exposure to interest rate risk is reviewed on a periodic basis by their respective Boards of Directors and ALCO. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its assets and liability mix to bring interest rate risk within Board-approved limits.

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

        The following tables present VIB's and Bank of Stockdale's projected changes in NPV and net interest income for the various rate shock levels as of December 31, 1999:

VALLEY INDEPENDENT BANK

                          CHANGE IN NET PORTFOLIO VALUE
                              AT DECEMBER 31, 1999


                               NET PORTFOLIO            ACTUAL              PERCENTAGE
CHANGE IN INTEREST RATES       VALUE (000'S)        CHANGE (000'S)            CHANGE
                               -------------        -------------           -----------
300 basis point rise           $     131,025        $      (6,610)                (4.80)
200 basis point rise                 135,336               (2,299)                (1.67)
100 basis point rise                 137,866                  231                  0.17
Base Rate Scenario                   137,635                   --                    --
100 basis point decline              135,700               (1,935)                (1.41)
200 basis point decline              128,840               (8,795)                (6.39)
300 basis point decline              115,851              (21,784)               (15.83)


                          CHANGE IN NET INTEREST INCOME
                              AT DECEMBER 31, 1999


                                NET INTEREST           ACTUAL                PERCENTAGE
CHANGE IN INTEREST RATES       INCOME (000'S)       CHANGE (000'S)             CHANGE
                               -------------        -------------           -----------
300 basis point rise           $      34,221        $         804                  2.41
200 basis point rise                  34,342                  925                  2.77
100 basis point rise                  33,918                  501                  1.50
Base Rate Scenario                    33,417                   --                    --
100 basis point decline               32,743                 (674)                (2.02)
200 basis point decline               31,527               (1,890)                (5.66)
300 basis point decline               29,762               (3,655)               (10.94)


BANK OF STOCKDALE

                          CHANGE IN NET PORTFOLIO VALUE
                              AT DECEMBER 31, 1999


                               NET PORTFOLIO            ACTUAL               PERCENTAGE
CHANGE IN INTEREST RATES       VALUE (000'S)        CHANGE (000'S)            CHANGE
                               -------------        -------------           -----------
300 basis point rise           $      19,638        $      (4,994)               (20.27)
200 basis point rise                  21,731               (2,901)               (11.78)
100 basis point rise                  23,397               (1,235)                (5.01)
Base Rate Scenario                    24,632                   --                    --
100 basis point decline               24,968                  336                  1.36
200 basis point decline               24,473                 (159)                (0.65)
300 basis point decline               23,031               (1,601)                (6.50)

                          CHANGE IN NET INTEREST INCOME
                              AT DECEMBER 31, 1999


                               NET INTEREST            ACTUAL               PERCENTAGE
CHANGE IN INTEREST RATES       INCOME (000'S)       CHANGE (000'S)            CHANGE
                               -------------        -------------           -----------
300 basis point rise           $       6,239        $        (155)                (2.42)
200 basis point rise                   6,350                  (44)                (0.69)
100 basis point rise                   6,410                   16                  0.25
Base Rate Scenario                     6,394                   --                    --
100 basis point decline                6,284                 (110)                (1.72)
200 basis point decline                6,154                 (240)                (3.75)
300 basis point decline                6,067                 (327)                (5.11)


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

        The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of Capital Securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company's expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from its subsidiaries to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the Capital Securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital. At December 31, 1999 the Company had adequate liquidity to meet its anticipated funding needs.

INFLATION

        The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets to total assets of 1.3% at December 31, 1999, and 1.8% at December 31, 1998, reduces both the potential for inflated earnings resulting from understated depreciation changes, and the potential for significant understatement of absolute asset values. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by inflative impact on interest rates.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information in response to this Item is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Financial Statements are included in this Annual Report on Form 10-K:


INDEX                                                                       PAGE
                                                                            ----
Independent Auditors' Report - Vavrinek, Trine, Day & Co. LLP                 62
Independent Auditors' Report - KPMG, LLP                                      63
Consolidated Balance Sheets as of December 31, 1999 and 1998                  64
Consolidated Statements of Income for the Years Ended December 31, 1999,
       1998 and 1997                                                          66
Consolidated Statement of Changes in Shareholders' Equity for the Years
       Ended December 31, 1999, 1998 and 1997                                 67
Consolidated Statements of Cash Flows for the Years Ended December 31,
       1999, 1998 and 1997                                                    68
Notes to Consolidated Financial Statements                                    69


        The following table provides selected quarterly financial information for the periods indicated:


                                                  QUARTER ENDED                          FOR THE
                                -----------------------------------------------------   YEAR ENDED
                                MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                ---------     --------    -------------  ------------   ------------
1999
Net interest income             $  8,086      $  8,686      $  9,139       $  9,127       $ 35,038
Other income                       1,483         1,742         1,612          2,171          7,008
Net income                           664         1,729         1,711          1,762          5,866
Basic earnings per share            0.06          0.16          0.16           0.14           0.52
Diluted earnings per share          0.06          0.16          0.16           0.14           0.52

1998
Net interest income             $  6,894      $  7,306      $  7,692       $  6,912       $ 30,804
Other income                       1,556         1,829         2,019          1,797          7,201
Net income                         1,159         1,361         1,427          1,629          5,576
Basic earnings per share            0.11          0.13          0.11           0.16           0.51
Diluted earnings per share          0.11          0.12          0.11           0.15           0.49


        Although the foregoing selected quarterly data for 1998 varies from the quarterly information filed during 1998 on Forms 10-Q, as a result of a pooling of interests transaction in January, 1999, the foregoing information is consistent with the quarterly information for 1998 filed during 1999 on Forms 10-Q.

To the Shareholders and Board of Directors of VIB Corp and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of VIB Corp and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the VIB Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 and 1997 financial statements of Bank of Stockdale, FSB, a wholly owned subsidiary, a bank acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note R to the accompanying financial statements. Such statements reflect total assets of $144,682,097 as of December 31, 1998, and total interest and noninterest income of $12,484,303 and $11,275,754 for the two years ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bank of Stockdale, FSB as December 31, 1998, and for the two years then ended, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIB Corp and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Laguna Hills, California
January 20, 2000

To the Board of Directors
of Bank of Stockdale, FSB

                          INDEPENDENT AUDITORS' REPORT

We have audited the statements of financial condition of Bank of Stockdale, FSB as of December 31, 1998, and the related statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements, which are not presented separately herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of Stockdale, FSB as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



KPMG, LLP

Sacramento, California
February 19, 1999

                            VIB CORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                        1999                1998
                                                                   -------------       -------------
ASSETS
Cash and Due from Banks                                            $  45,392,374       $  32,828,883
Money Market Mutual Funds                                                366,296           2,656,481
                                                                   -------------       -------------
                              TOTAL CASH AND CASH EQUIVALENTS         45,758,670          35,485,364

Interest-Bearing Deposits                                                523,243             722,559

Investment Securities:
   Securities Available for Sale                                     159,086,627         116,871,998
   Securities Held to Maturity                                         2,921,978           2,925,793
                                                                   -------------       -------------
                                  TOTAL INVESTMENT SECURITIES        162,008,605         119,797,791

Federal Home Loan and Federal Reserve Bank Stock, at cost             11,885,800           4,981,200

Loans:
   Commercial                                                        129,275,430          72,302,695
   Agricultural                                                       50,853,898          44,331,588
   Real Estate - Construction                                         89,167,767          61,679,821
   Real Estate - Other                                               344,378,738         276,808,778
   Consumer                                                           43,082,863          46,719,192
                                                                   -------------       -------------
                                                  TOTAL LOANS        656,758,696         501,842,074

Net Deferred Loan Fees                                                (3,303,169)         (3,517,179)
Allowance for Credit Losses                                           (5,696,222)         (4,296,415)
                                                                   -------------       -------------
                                                    NET LOANS        647,759,305         494,028,480

Premises and Equipment                                                12,130,243          12,426,156
Other Real Estate Owned                                                1,304,729           1,071,064
Cash Surrender Value of Life Insurance                                14,294,521           8,642,738
Deferred Tax Assets                                                    7,622,616           3,026,856
Goodwill                                                               5,139,322           4,419,687
Accrued Interest and Other Assets                                      9,700,618           6,865,425
                                                                   -------------       -------------

                                                                   $ 918,127,672       $ 691,467,320
                                                                   =============       =============

The accompanying notes are an integral part of these consolidated financial statements.


                            VIB CORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                       1999                1998
                                                                   -------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-Bearing Demand                                      $ 174,711,805       $ 162,838,115
   Money Market and NOW                                              133,592,522         142,157,859
   Savings                                                            64,004,639          55,128,551
   Time Deposits Under $100,000                                      183,862,025         124,456,370
   Time Deposits $100,000 and Over                                   145,161,883         115,522,088
                                                                   -------------       -------------
                                               TOTAL DEPOSITS        701,332,874         600,102,983

Federal Funds Purchased                                               15,550,000                   -
Federal Home Loan Bank Advances                                      112,200,000          29,000,000
Capitalized Lease Obligation                                           2,924,310           2,886,342
Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures                                            22,400,000                   -
Accrued Interest and Other Liabilities                                 5,475,128           3,875,848
                                                                   -------------       -------------
                                            TOTAL LIABILITIES        859,882,312         635,865,173

Commitments and Contingencies - Notes D and J

Shareholders' Equity:
   Preferred Stock - Authorized 10,000,000 Shares,
      None Outstanding
   Common Shares - Authorized
      25,000,000 Shares; Issued and
      Outstanding: 11,443,037 in 1999 and
      10,513,543 in 1998                                              57,449,500          50,445,799
Retained Earnings                                                      5,252,469           5,052,918
Accumulated Other Comprehensive Income-Net
  Unrealized Gains (Losses) on Available-for-Sale
  Securities, net of Taxes of $3,102,348 in 1999
  and $71,437 in 1998                                                 (4,456,609)            103,430
                                                                   -------------       -------------
                                   TOTAL SHAREHOLDERS' EQUITY         58,245,360          55,602,147
                                                                   -------------       -------------

                                                                   $ 918,127,672       $ 691,467,320
                                                                   =============       =============

The accompanying notes are an integral part of these consolidated financial statements.


                            VIB CORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                  1999             1998             1997
                                                              -----------      -----------      -----------
INTEREST INCOME
   Interest and Fees on Loans                                 $53,590,352      $43,980,944      $35,775,622
   Interest on Investment Securities - Taxable                  6,816,409        4,939,555        4,722,925
   Interest on Investment Securities - Nontaxable               2,373,456        1,198,145        1,031,879
   Other Interest Income                                        1,076,476          764,613          731,210
                                                              -----------      -----------      -----------
                                  TOTAL INTEREST INCOME        63,856,693       50,883,257       42,261,636
INTEREST EXPENSE
   Interest on Money Market and NOW                             3,363,120        3,216,888        2,344,493
   Interest on Savings Deposits                                 1,476,627        1,135,760        1,095,779
   Interest on Time Deposits                                   15,899,901       12,471,797       12,100,917
   Interest on Trust Preferred Securities                       1,845,925                -                -
   Interest on Other Borrowings                                 3,640,228          674,075          270,151
                                                              -----------      -----------      -----------
                                 TOTAL INTEREST EXPENSE        26,225,801       17,498,520       15,811,340
                                                              -----------      -----------      -----------

                                    NET INTEREST INCOME        37,630,892       33,384,737       26,450,296
Provision for Credit Losses                                     2,592,464        2,581,149        2,264,817
                                                              -----------      -----------      -----------
                              NET INTEREST INCOME AFTER
                            PROVISION FOR CREDIT LOSSES        35,038,428       30,803,588       24,185,479

NONINTEREST INCOME
   Service Charges and Fees                                     4,556,788        4,395,284        4,008,258
   Gain on Sale of Loans and Servicing Fees                     1,719,904        1,636,682        2,134,078
   Gain on Sale of Securities                                       1,755          489,323          551,024
   Other Income                                                   729,283          679,427          530,663
                                                              -----------      -----------      -----------
                                                                7,007,730        7,200,716        7,224,023
                                                              -----------      -----------      -----------
                                                               42,046,158       38,004,304       31,409,502
NONINTEREST EXPENSE
   Salaries and Employee Benefits                              16,338,098       14,180,572       12,228,460
   Occupancy Expenses                                           2,644,348        2,452,281        2,033,195
   Furniture and Equipment                                      2,583,302        2,595,085        2,133,111
   Data Processing                                              2,004,070        1,396,145        1,279,168
   Advertising                                                    552,079          557,116          364,645
   Legal and professional                                       2,819,771        2,147,067        1,608,494
   Regulatory Assessments                                         321,290          275,541          308,220
   Insurance                                                      214,228          213,612          197,201
   Office Expenses                                              2,046,631        1,912,678        1,658,652
   Promotion                                                    1,157,333        1,106,430        1,187,247
   Other Real Estate Owned                                         98,111          111,274          324,105
   Amortization of Goodwill and Core Deposit Intangibles          401,813          490,783          349,961
   Other Expenses                                               2,346,170        2,052,081        1,734,443
                                                              -----------      -----------      -----------
                                                               33,527,244       29,490,665       25,406,902
                                                              -----------      -----------      -----------
                             INCOME BEFORE INCOME TAXES         8,518,914        8,513,639        6,002,600
Income Taxes                                                    2,653,191        2,938,033        1,899,385
                                                              -----------      -----------      -----------
                                             NET INCOME       $ 5,865,723      $ 5,575,606      $ 4,103,215
                                                              ===========      ===========      ===========
Per Share Data
   Net Income - Basic                                         $      0.52      $      0.51      $      0.44
   Net Income - Diluted                                       $      0.52      $      0.49      $      0.42

The accompanying notes are an integral part of these consolidated financial statements.


                            VIB CORP AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                              Common Shares
                                                     Number of                           Comprehensive        Retained
                                                       Shares             Amount             Income            Earnings
                                                    ------------       ------------       ------------       ------------
BALANCE AT JANUARY 1, 1997
   AS PREVIOUSLY REPORTED                              6,823,615       $ 24,286,693                          $  2,473,963
   Bank of Stockdale Pooling of Interests              1,472,152          7,678,214                            (1,892,521)
                                                    ------------       ------------                          ------------
BALANCE AT JANUARY 1, 1997 AS RESTATED                 8,295,767         31,964,907                               581,442
   Stock Dividends                                       150,637          2,199,307                            (2,199,307)
   Cash Dividends                                                                                                 (21,724)
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $96,000                            121,669            637,470
   Issuance of Common Shares
      net of expenses of $143,917                      1,521,507         11,788,886
COMPREHENSIVE INCOME:
   Net Income for the Year                                                                $  4,103,215          4,103,215
   Unrealized gain on Available-for-Sale
      Securities, net of Taxes of $257,651                                                     368,453
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $225,920                                                                (325,104)
                                                                                          ------------
          TOTAL COMPREHENSIVE INCOME                                                      $  4,146,564
                                                    ------------       ------------       ============       ------------
BALANCE AT DECEMBER 31, 1997                          10,089,580         46,590,570                             2,463,626
   Stock Dividends                                       235,559          2,958,621                            (2,958,621)
   Cash Dividends                                                                                                 (27,693)
   Exercise of Warrants                                    2,496             38,513
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $180,000                           185,908            858,095
COMPREHENSIVE INCOME:
   Net Income for the Year                                                                $  5,575,606          5,575,606
   Unrealized gain on Available-for-Sale
       Securities,  net of Taxes of $116,764                                                   166,891
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $200,622                                                                (288,701)
                                                                                          ------------
          TOTAL COMPREHENSIVE INCOME                                                      $  5,453,796
                                                    ------------       ------------       ============       ------------
BALANCE AT DECEMBER 31, 1998                          10,513,543         50,445,799                             5,052,918
   Stock Dividends                                       646,076          5,639,846                            (5,639,846)
   Cash Dividends                                                                                                 (26,326)
   Exercise of Warrants                                       10                181
   Exercise of Stock Options, Including the
      Realization of Tax Benefits of $224,000            283,408          1,363,674
COMPREHENSIVE INCOME:
   Net Income for the Year                                                                $  5,865,723          5,865,723
   Unrealized loss on Available-for-Sale
       Securities,  net of Taxes of $3,173,065                                              (4,559,004)
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $720                                                                      (1,035)
                                                                                          ------------
          TOTAL COMPREHENSIVE INCOME                                                      $  1,305,684
                                                    ------------       ------------       ============       ------------
BALANCE AT DECEMBER 31, 1999                          11,443,037       $ 57,449,500                          $  5,252,469
                                                    ============       ============                          ============


                                                       Accumulated
                                                           Other
                                                       Comprehensive
                                                           Income              Total
                                                        ------------       ------------
BALANCE AT JANUARY 1, 1997
   AS PREVIOUSLY REPORTED                               $    278,877       $ 27,039,533
   Bank of Stockdale Pooling of Interests                    (96,986)         5,688,707
                                                        ------------       ------------
BALANCE AT JANUARY 1, 1997 AS RESTATED                       181,891         32,728,240
   Stock Dividends
   Cash Dividends                                                               (21,724)
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $96,000                                                   637,470
   Issuance of Common Shares
      net of expenses of $143,917                                            11,788,886
COMPREHENSIVE INCOME:
   Net Income for the Year                                                    4,103,215
   Unrealized gain on Available-for-Sale
      Securities, net of Taxes of $257,651                   368,453            368,453
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $225,920                              (325,104)          (325,104)

          TOTAL COMPREHENSIVE INCOME
                                                        ------------       ------------
BALANCE AT DECEMBER 31, 1997                                 225,240         49,279,436
   Stock Dividends                                                                    -
   Cash Dividends                                                               (27,693)
   Exercise of Warrants                                                          38,513
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $180,000                                                  858,095
COMPREHENSIVE INCOME:
   Net Income for the Year                                                    5,575,606
   Unrealized gain on Available-for-Sale
       Securities,  net of Taxes of $116,764                 166,891            166,891
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $200,622                              (288,701)          (288,701)

          TOTAL COMPREHENSIVE INCOME
                                                        ------------       ------------
BALANCE AT DECEMBER 31, 1998                                 103,430         55,602,147
   Stock Dividends                                                                    -
   Cash Dividends                                                               (26,326)
   Exercise of Warrants                                                             181
   Exercise of Stock Options, Including the
      Realization of Tax Benefits of $224,000                                 1,363,674
COMPREHENSIVE INCOME:
   Net Income for the Year                                                    5,865,723
   Unrealized loss on Available-for-Sale
       Securities,  net of Taxes of $3,173,065            (4,559,004)        (4,559,004)
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $720                                    (1,035)            (1,035)

          TOTAL COMPREHENSIVE INCOME
                                                        ------------       ------------
BALANCE AT DECEMBER 31, 1999                            $ (4,456,609)      $ 58,245,360
                                                        ============       ============

The accompanying notes are an integral part of these consolidated financial statements.


                            VIB CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

OPERATING ACTIVITIES                                                       1999                1998                1997
                                                                     -------------       -------------       -------------
   Net Income                                                        $   5,865,723       $   5,575,606       $   4,103,215
   Adjustments to Reconcile Net Income
      to Net Cash Provided (used) by Operating Activities:
         Depreciation and Amortization                                   3,003,625           2,928,858           2,380,307
         Deferred Income Taxes                                          (1,265,000)           (389,122)           (122,751)
         Net Realized Gains in Available-for-Sale Securities                (1,755)           (489,423)           (551,024)
         Provision for Credit Losses                                     2,592,464           2,704,143           2,530,900
         Proceeds From Loans Sold                                       71,816,484          80,964,007          53,421,315
         Originations of Loans Held for Sale                           (70,539,401)        (71,691,964)        (61,182,670)
         Gain on Sale of Loans                                          (1,326,451)         (1,229,464)         (1,691,968)
         Loss (Gain) on Sale of Other Real Estate Owned                      5,325            (106,993)            (94,787)
         Net Increase in Cash Surrender Value of Life Insurance           (571,906)           (394,222)           (274,847)
         Net Change in Accrued Interest, Other Assets
            and Other Liabilities                                       (1,636,755)         (3,100,294)            461,920
                                                                     -------------       -------------       -------------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       7,942,353          14,771,132          (1,020,390)
INVESTING ACTIVITIES
   Proceeds from Sales of Other Real Estate Owned                          549,405             666,448           2,752,683
   Purchases of Available-for-Sale Securities                          (76,979,320)       (112,017,855)       (101,872,096)
   Proceeds from Sales of Available-for-Sale Securities                  2,455,316          18,581,915          29,927,064
   Proceeds from Maturities of Available-for-Sale Securities            24,311,579          65,787,129          36,046,198
   Purchases of Held-to-Maturities Securities                           (1,491,563)         (1,952,420)                  -
   Proceeds from Maturities of Held-to-Maturity Securities               1,490,207           3,163,671           2,090,801
   Net Decrease in Interest-Bearing Deposits                               199,316             263,381             293,000
   Purchase of Federal Home Loan and Federal Reserve Bank Stock         (6,667,700)         (3,131,250)           (742,950)
   Purchase of Cash Surrender Value Life Insurance                      (5,079,877)                  -                   -
   Net Increase in Loans                                              (156,792,499)       (102,824,958)        (63,056,388)
   Purchases of Premises and Equipment                                  (2,035,884)         (2,454,075)         (3,726,175)
                                                                     -------------       -------------       -------------
  NET CASH USED BY INVESTING ACTIVITIES                               (220,041,020)       (133,918,014)        (98,287,863)
FINANCING ACTIVITIES
   Net Increase in Demand Deposits and Savings Accounts                 12,184,441          63,247,163          77,343,696
   Net Increase in Time Deposits                                        87,924,003          15,719,122          20,250,515
   Repayments of Capitalized Lease Obligation                                    -                   -              (7,664)
   Net Change in Federal Funds Purchased                                15,550,000                   -                   -
   Net Change in Federal Home Loan Bank Advances                        83,200,000          29,000,000          (4,000,000)
   Proceeds from Issuance of Trust Preferred Securities                 22,400,000                   -                   -
   Proceeds from Issuance of Common Shares                                       -                   -          11,788,886
   Payments for Dividends                                                  (26,326)            (27,693)            (21,724)
   Proceeds from Exercise of Warrants                                          181              38,513                   -
   Proceeds from Exercise of Stock Options                               1,139,674             678,095             541,095
                                                                     -------------       -------------       -------------
  NET CASH  PROVIDED BY FINANCING ACTIVITIES                           222,371,973         108,655,200         105,894,804
                                                                     -------------       -------------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        10,273,306         (10,491,682)          6,586,551
Cash and Cash Equivalents at Beginning of Year                          35,485,364          45,977,046          39,390,495
                                                                     -------------       -------------       -------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  45,758,670       $  35,485,364       $  45,977,046
                                                                     =============       =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                     $  25,663,098       $  17,520,981       $  15,759,077
   Income Taxes Paid                                                 $   3,670,284       $   3,362,226       $   1,046,000

The accompanying notes are an integral part of these consolidated financial statements.


                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of VIB Corp and its wholly owned subsidiaries, Valley Independent Bank ("VIB") and Bank of Stockdale, FSB ("BOS"), (together the "Banks"), and Valley Capital Trust, collectively referred to herein as the "Company". All significant intercompany transactions have been eliminated.

Nature of Operations

The Banks have been organized as a single reporting segment and operate seventeen branches throughout the Imperial and Coachella Valleys and in Blythe, Tecate, Julian, and Bakersfield, California. The Banks also operate business loan centers in El Centro, Rancho Mirage, Orange, Carlsbad, Bakersfield, Fresno, California, Las Vegas, Nevada and Yuma, Arizona. The Banks' primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and money market mutual funds.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Banks complied with the reserve requirements as of December 31, 1999.

The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Investment Securities - Continued

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

For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Allowance for Credit Losses

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for credit losses and the related provision for loan losses to be charged to expense. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, the Company considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

Premises and Equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated service lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized not more than fifteen years. Goodwill and other intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note K.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Company.

Accounting for Valley Capital Trust

Valley Capital Trust is a statutory business trust created for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by VIB Corp.

For financial reporting purposes, Valley Capital Trust is treated as a subsidiary of VIB Corp and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption "Company Obligated Mandatory Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, the Company records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of income.

Current Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Dated of FASB Statement No. 133". This Statement establishes the effective date of SFAS No. 133 for 2001 and is not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications were made to prior years' presentations to conform to the current year. These classifications are of a normal recurring nature.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                           Gross             Gross
                                       Amortized         Unrealized        Unrealized          Fair
                                         Cost              Gains             Losses            Value
                                      ------------      ------------      ------------      ------------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 1999:
      U.S. Treasury Securities        $    596,686      $     10,315           $     -      $    607,001
      U.S. Government and
         Agency Securities              77,889,751            10,888         2,921,273        74,979,366
      States and Political
         Subdivisions                   56,999,219             9,689         3,273,750        53,735,158
      Mortgage-Backed Securities        29,409,929             6,790           778,198        28,638,521
      Other                              1,750,000                 -           623,419         1,126,581
                                      ------------      ------------      ------------      ------------
                                      $166,645,585      $     37,682      $  7,596,640      $159,086,627
                                      ============      ============      ============      ============

   DECEMBER 31, 1998:
      U.S. Treasury Securities        $    550,010      $     37,068           $     -      $    587,078
      U.S. Government and
         Agency Securities              44,401,733           114,408           133,312        44,382,829
      States and Political
         Subdivisions                   38,051,649           449,660           262,406        38,238,903
      Mortgage-Backed Securities        32,943,739            97,694           128,245        32,913,188
      Other                                750,000                 -                 -           750,000
                                      ------------      ------------      ------------      ------------
                                      $116,697,131      $    698,830      $    523,963      $116,871,998
                                      ============      ============      ============      ============

HELD-TO MATURITY SECURITIES:
   DECEMBER 31, 1999:
      Mortgage-Backed Securities      $  2,921,978      $        197      $     86,685      $  2,835,490
                                      ------------      ------------      ------------      ------------
                                      $  2,921,978      $        197      $     86,685      $  2,835,490
                                      ============      ============      ============      ============

   DECEMBER 31, 1998:
      Mortgage-Backed Securities      $  2,925,793      $      2,635      $      5,314      $  2,923,114
                                      ------------      ------------      ------------      ------------
                                      $  2,925,793      $      2,635      $      5,314      $  2,923,114
                                      ============      ============      ============      ============


                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE B - INVESTMENT SECURITIES - CONTINUED

Gross realized gains and gross realized losses on sales of available-for-sale securities were:

                                                 1999          1998          1997
                                              --------      --------      --------
GROSS REALIZED GAINS:
  U.S. Government and Agency Securities       $      -      $ 11,409      $ 63,250
  States and Political Subdivisions              1,755       485,893       498,480
                                              --------      --------      --------

                                              $  1,755      $497,302      $561,730
                                              ========      ========      ========

GROSS REALIZED LOSSES:
   U.S. Government and Agency Securities      $      -      $      -      $ 10,706
   Mortgage-Backed Securities                        -         7,876             -
                                              --------      --------      --------

                                              $      -      $  7,876      $ 10,706
                                              ========      ========      ========


Investment securities carried at approximately $146,002,000 and $81,968,000, at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and other purposes as required by law. The scheduled maturities of securities available for sale and held-to-maturity at December 31, 1999, were as follows:

                                       Available-for-Sale Securities      Held-to-Maturity Securities
                                     ---------------------------------  -------------------------------
                                       Amortized         Fair             Amortized           Fair
                                         Cost            Value              Cost              Value
                                     ------------      ------------      ------------      ------------
Due in One Year or Less              $    936,869      $    948,737      $          -      $          -
Due from One Year to Five Years        79,447,755        76,908,966                 -                 -
Due from Five to Ten Years             25,540,244        24,452,575                 -                 -
Due after Ten Years                    31,310,788        28,137,828                 -                 -
Mortgage-Backed Securities             29,409,929        28,638,521         2,921,978         2,835,490
                                     ------------      ------------      ------------      ------------

                                     $166,645,585      $159,086,627      $  2,921,978      $  2,835,490
                                     ============      ============      ============      ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE C - LOANS

The Banks loan portfolios consist primarily of loans to borrowers within Imperial, Riverside, Kern, Orange and San Diego counties, California, Las Vegas, Nevada and Yuma, Arizona. Although the Banks seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Banks market areas. As a result, the Banks loan and collateral portfolios are, to some degree, concentrated in those industries.

The Banks also originate real estate related and farmland loans for sale to governmental agencies and institutional investors. At December 31, 1999 and December 31, 1998, the Banks were servicing approximately $126,218,000 and $111,712,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                       1999              1998              1997
                                                   -----------       -----------       -----------
Balance at Beginning of Year                       $ 4,296,415       $ 3,144,623       $ 3,792,365
Additions to the Allowance Charged to Expense        2,592,464         2,581,149         2,264,817
Recoveries on Loans Charged Off                         61,363           175,642           259,000
                                                   -----------       -----------       -----------
                                                     6,950,242         5,901,414         6,316,182
Less Loans Charged Off                              (1,254,020)       (1,604,999)       (3,171,559)
                                                   -----------       -----------       -----------

Balance at End of Year                             $ 5,696,222       $ 4,296,415       $ 3,144,623
                                                   ===========       ===========       ===========

The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                       1999             1998             1997
                                                   -----------      -----------      -----------
Recorded Investment in Impaired Loans              $ 8,964,000      $ 9,134,000      $11,340,000
                                                   ===========      ===========      ===========

Related Allowance for Credit Losses                $ 1,515,000      $ 1,427,000      $ 1,559,000
                                                   ===========      ===========      ===========

Average Recorded Investment in Impaired Loans      $ 8,362,000      $ 9,659,000      $10,814,000
                                                   ===========      ===========      ===========

Interest Income Recognized from Cash Payments      $   582,000      $   443,000      $   789,000
                                                   ===========      ===========      ===========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE C - LOANS - CONTINUED

Loans having carrying values of $1,251,895, $1,967,810, and $4,156,485 were transferred to other real estate owned in 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, loans totaling $463,500, $2,228,121, and $3,598,475, respectively, were made to facilitate the sale of other real estate owned.


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                        1999               1998
                                                    ------------       ------------
Land                                                $  2,024,128       $  2,024,128
Buildings and Improvements                             3,405,372          3,322,762
Leased Property under Capital Lease                    2,850,000          2,850,000
Furniture, Fixtures, and Equipment                    11,032,377          9,288,613
Leasehold Improvements                                 2,181,706          1,997,144
                                                    ------------       ------------
                                                      21,493,583         19,482,647
Less Accumulated Depreciation and Amortization        (9,363,340)        (7,056,491)
                                                    ------------       ------------

                                                    $ 12,130,243       $ 12,426,156
                                                    ============       ============

During 1997, VIB entered into a twenty-year lease agreement for administrative offices that expires June 30, 2017. Total accumulated amortization on property under capital lease at December 31, 1999 and 1998 was $356,250 and $213,750, respectively.

The future lease payments under the capitalized lease obligation, together with the present value of the net minimum lease payments as of December 31, 1999, are as follows:


          2000                                               $   347,670
          2001                                                   359,839
          2002                                                   372,433
          2003                                                   385,468
          2004                                                   398,960
          Thereafter                                           6,336,102
                                                             -----------
          Net Minimum Lease Payments                           8,200,472
          Less Amount Representing Interest                   (5,276,162)
                                                             -----------

          Present Value of Net Minimum Lease Payments        $ 2,924,310
                                                             ===========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE D - PREMISES AND EQUIPMENT -CONTINUED

The Banks have entered into leases for their branches and operating facilities, which expire at various dates through 2015. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $1,072,000 in 1999, $937,000 in 1998, and $687,000 in 1997.

The approximate future minimum annual payments for these leases by year are as follows:


                2000               $1,209,000
                2001                  985,000
                2002                  777,000
                2003                  455,000
                2004                  241,000
          Thereafter                1,303,000
                                   ----------

                                   $4,970,000
                                   ==========

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.


NOTE E - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:


                2000             $298,567,652
                2001               18,586,474
                2002                7,254,418
                2003                2,633,031
          Thereafter                1,982,333
                                 ------------

                                 $329,023,908
                                 ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE F - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank Advances consist of the following as of December 31,
1999:

  Maturity                  Rate                   Amount
-------------            -----------            --------------
  1/03/00                  5.01%                 $ 12,000,000
  1/10/00                  6.02%                   24,000,000
  1/18/00                  5.92%                    8,200,000
  2/01/00                  5.92%                   25,000,000
  2/01/00                  6.05%                   15,000,000
  10/19/00                 5.77%                   25,000,000
  10/29/01                 4.85%                    2,000,000
  9/10/03                  5.01%                    1,000,000
                                                 ------------
                                                 $112,200,000
                                                 ============


NOTE G - MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

On February 5, 1999, Valley Capital Trust, a wholly owned subsidiary of VIB Corp, issued $22,400,000 of 9% Cumulative Trust Preferred Securities. Valley Capital Trust invested the gross proceeds of $22,400,000 from the offering in the junior subordinated debentures issued by VIB Corp. The subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. VIB Corp will pay the interest on the junior subordinated debentures to Valley Capital Trust, which represents the sole revenues and the sole source of dividend distributions by Valley Capital Trust to the holders of the Trust Preferred Securities. VIB Corp has guaranteed, on a subordinated basis, payment of Valley Capital Trust's obligations. VIB Corp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on February 5, 2029, but can be called after February 5, 2009.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE H - INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:

                    1999              1998              1997
                -----------       -----------       -----------
Current:
   Federal      $ 2,915,326       $ 2,524,423       $ 1,592,536
   State          1,002,865           802,732           429,600
                -----------       -----------       -----------
                  3,918,191         3,327,155         2,022,136
Deferred         (1,265,000)         (389,122)         (122,751)
                -----------       -----------       -----------

                $ 2,653,191       $ 2,938,033       $ 1,899,385
                ===========       ===========       ===========

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

The following is a summary of the components of the deferred tax asset and liability accounts recognized in the accompanying statements of financial condition:

                                                                   1999              1998
                                                              -----------       -----------
Deferred Tax Assets:
   Allowance for Credit Losses Due to Tax Limitations         $ 1,508,000       $   883,000
   Valuation Allowance for Other Real Estate Owned                197,000           222,000
   Premises and Equipment Due to Depreciation Difference          551,000           520,000
   State Taxes                                                    332,000           183,000
   Net Operating Loss and Tax Credit Carryforwards                402,000           477,000
   Capital Loss Carryforward                                            -            56,000
   Reserve for Deferred Compensation                            1,265,000           817,000
   Market Value Adjustment on Investment Securities             3,102,000                 -
   Other Assets/Liabilities                                       508,000           544,000
                                                              -----------       -----------
                                                                7,865,000         3,702,000
Less Valuation Allowance                                         (206,000)         (307,000)
Deferred Tax Liabilities:
   Federal Home Loan Bank Stock                                  (132,000)         (189,000)
   Market Value Adjustment on Investment Securities                     -           (71,000)
   Other Assets/Liabilities                                       (68,000)         (114,000)
                                                              -----------       -----------
                                                                 (200,000)         (374,000)
                                                              -----------       -----------
Net Deferred Taxes                                            $ 7,459,000       $ 3,021,000
                                                              ===========       ===========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE H - INCOME TAXES - CONTINUED

At December 31, 1999, the Banks had net operating loss carryforwards for federal and state income tax purposes of approximately $1,173,000 and $44,000, respectively, which expire beginning in the years 2011 and 2001, respectively. The net operating loss carryforwards are subject to an ownership change, which limits the amount that can be used annually to $260,000. Alternative minimum tax credit carryforwards for tax purposes, which do not expire, are $12,000 as of December 31, 1999.

A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                               1999                         1998                          1997
                                     ----------------------        ----------------------       -----------------------
                                        Amount         Rate          Amount          Rate           Amount         Rate
                                     -----------       ----        -----------       ----        -----------       ----
Federal Tax Rate                     $ 2,897,000       34.0%       $ 2,894,000       34.0%       $ 2,041,000       34.0%
California Franchise Taxes,
   Net of Federal Tax Benefit            468,000        5.4            530,000        6.2            326,000        5.4
Tax Savings from Exempt
   Loan and Investment Interest         (726,000)      (8.5)          (442,000)      (5.2)          (334,000)      (5.6)
Low Income Housing Credit                      -          -            (77,000)       (.9)          (103,000)      (1.7)
Change in Valuation Allowance           (101,000)      (1.1)          (210,000)      (2.5)            34,000         .5
Merger Costs                             223,000        2.6            112,000        1.3                  -
Other Items - Net                       (107,809)      (1.3)           126,033        1.5            (64,615)      (1.0)
                                     -----------       ----        -----------       ----        -----------       ----

Company's Effective Rate             $ 2,653,191       31.1%       $ 2,938,033       34.4%       $ 1,899,385       31.6%
                                     ===========       ====        ===========       ====        ===========       ====

NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:

                                                 1999                          1998                         1997
                                      ----------------------------  ---------------------------- ------------------------------
                                         Income         Shares         Income         Shares        Income         Shares
                                      -------------  -------------  -------------  -------------  --------------  -------------
Net Income as Reported                 $ 5,865,723                   $ 5,575,606                   $ 4,103,215
Weighted Average Shares
   Outstanding During the Year                         11,207,510                    11,010,485                    9,315,722
                                       -----------    -----------    -----------    -----------    -----------    ----------
                  USED IN BASIC EPS      5,865,723     11,207,510      5,575,606     11,010,485      4,103,215     9,315,722
Dilutive Effect of Outstanding
   Stock Options                                          100,538                       403,749                      488,575
                                       -----------    -----------    -----------    -----------    -----------    ----------
               USED IN DILUTIVE EPS    $ 5,865,723     11,308,048    $ 5,575,606     11,414,234    $ 4,103,215     9,804,297
                                       ===========    ===========    ===========    ===========    ===========    ==========

Warrants to purchase 137,955 shares of common stock at $14.00 per share were outstanding during 1999 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price and considered anitdilutive.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company has established a salary continuation plan for certain key executives and a deferred compensation plan for directors and key officers. Benefits under the salary continuation plan are payable for a period of fifteen years upon retirement or death. The Company expenses annually an amount sufficient to accrue the present value of the benefits to be paid to the executives upon their retirement. Additionally, the key executives' beneficiaries are entitled to certain death benefits under the plan in the event the executive dies while employed by the Company.

In accordance with the provisions of the deferred compensation plan, directors and officers may choose to defer a portion of the annual compensation. The Company expenses the compensation annually regardless of whether or not the director or officer has chosen to defer compensation. Benefits under the plan are payable over a ten year period. In the event of death, while a member of the Board of Directors or an employee, the beneficiary will receive an amount that would have been paid to the director or employee.

Death benefits payable under both plans is funded by life insurance policies purchased by the Company. Compensation expense associated with the plans was approximately $851,000 in 1999, $173,000 in 1998 and $138,000 in 1997.

The Company is involved in various litigation which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

In the ordinary course of business, the Banks enter into financial commitments to meet the financing needs of their customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statements of condition.

The Banks exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments as they do for loans reflected in the financial statements.

As of December 31, 1999, the Banks had the following outstanding financial commitments whose contractual amount represents credit risk:

                Commitments to Extend Credit               $ 221,501,000
                Standby Letters of Credit                      1,592,000
                                                           -------------

                                                           $ 223,093,000
                                                           =============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Banks evaluated each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Banks is based on management's credit evaluation of the customer. The majority of the Banks commitments to extend credit and standby letters of credit are secured by real estate.


NOTE K - STOCK OPTION PLAN

At December 31, 1999, the Company has a fixed stock option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

In 1997, the Company adopted a stock option plan (the "1997 Plan"), under which 2,731,817 shares of the Company's common shares may be issued to directors, officers, and key employees at not less than 100% of the fair market value at the date the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free rates of 5%, 4.5%, and 5.8%, volatility of 29.80%, 24.5%, and 17.5%, and expected lives of 3 years for 1999, 2.5 years for 1998 and 3 years for 1997.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE K - STOCK OPTION PLAN - CONTINUED

A summary of the status of the Company's fixed stock option plan as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                                1999                          1998                          1997
                                      ---------------------------   ---------------------------   ----------------------------
                                                      Weighted                      Weighted                       Weighted
                                                       Average                       Average                        Average
                                                      Exercise                      Exercise                       Exercise
                                         Shares         Price          Shares         Price          Shares          Price
                                      -------------  ------------   -------------  ------------   -------------   ------------
Outstanding at Beginning
  of Year                                  844,554        $ 7            901,963        $ 6            849,506        $ 4
Granted                                    278,014          9            165,680         12            206,460         10
Exercised                                 (290,830)         4           (204,712)         4           (135,299)         4
Forfeited                                 ( 32,175)        10           ( 18,377)         8           ( 18,704)         5
                                      -------------                 -------------                 -------------
Outstanding at End of year                 799,563          9            844,554          7            901,963          6
                                      =============                 =============                 =============

Options Exercisable
   at Year-End                             239,033          8            371,731          5            464,278          4
Weighted-Average Fair Value
   of Options Granted During
   the Year                                $  2.37                       $  2.51                       $  2.02

The following table summarizes information about fixed options outstanding at December 31, 1999:

                                             Options Outstanding                                  Options Exercisable
                         ------------------------------------------------------------       ---------------------------------
                                                   Weighted-              Weighted                               Weighted-
                                                    Average               Average                                 Average
     Exercise               Number                 Remaining              Exercise             Number             Exercise
       Price             Outstanding           Contractual Life            Price             Exercisable           Price
--------------------     --------------       --------------------      -------------       --------------      -------------
 $ 3.00 to $ 4.99               64,529               3.25                  $ 4.21               54,656             $ 4.08
 $ 5.00 to $ 6.99               90,067               0.96                    6.39               59,742               6.40
 $ 7.00 to $ 8.99              168,817               4.17                    8.08               17,883               7.89
 $ 9.00 to $10.99              303,975               3.00                    9.64               67,222               9.52
 $11.00 to $13.99              172,175               3.06                   12.37               39,530              12.39
                         --------------                                                     --------------
                               799,563               3.05                    9.09              239,033               7.85
                         ==============                                                     ==============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE K - STOCK OPTION PLAN - CONTINUED

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the following pro forma amount:

                                  1999               1998               1997
                             -------------      -------------      -------------
Net Income:
   As Reported               $   5,865,723      $   5,575,606      $   4,103,215
   Pro Forma                 $   5,487,464      $   5,329,126      $   3,939,817

Per Share Data:
   Net Income - Basic
      As Reported                      .52                .51                .44
      Pro Forma                        .49                .48                .42
   Net Income - Diluted
      As Reported                      .52                .49                .42
      Pro Forma                        .49                .47                .40


NOTE L - STOCK OFFERING AND WARRANTS

In 1997, the Company completed a supplemental stock offering of 676,854 shares of common stock at $13.19 per share. In connection with the offering, the Company also issued 140,899 warrants. Each warrant was exercisable for one share of common stock at an exercise price of $14.00 per share through October 31, 1998 and $16.15 thereafter. All unexpired warrants expired on October 29, 1999.


NOTE M - EMPLOYEE STOCK OWNERSHIP AND RETIREMENT SAVINGS PLANS

The Company has adopted an Employee Stock Ownership Plan and a Retirement Savings Plan for the benefit of its employees. Contributions to the Plans are determined annually by the Board of Directors. The combined expenses for these plans were $752,000 in 1999, $624,000 in 1998, and $264,000 in 1997.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE N - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Banks have granted loans to certain officers and directors and the companies with which they are associated. In the Banks opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is an analysis of the activity of all such loans:

                                             1999              1998
                                         -----------       -----------
Beginning Balance                        $ 6,148,000       $ 5,658,000
Credits Granted, Including Renewals        3,524,000         2,067,000
Repayments                                (2,667,000)       (1,577,000)
                                         -----------       -----------

                                         $ 7,005,000       $ 6,148,000
                                         ===========       ===========

NOTE O - STOCK DIVIDENDS

VIB Corp has issued stock dividends of 6%, 3%, and 2% in 1999, 1998, and 1997, respectively, a five-for-four stock split in 1998 and a six-for-five stock split in 1997. The per share data in the statements of income and the footnotes have been adjusted to give retroactive effect to these dividends and splits.


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

Off Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):

                                                      1999                         1998
                                            -------------------------    ------------------------
                                            Carry Value    Fair Value    Carry Value   Fair Value
                                            -----------    ----------    -----------   ----------
Financial Assets:
  Cash and Due From Banks                    $ 45,758      $ 45,758      $ 35,486      $ 35,486
  Interest-Bearing Deposits                  $    523      $    523      $    723      $    723
  Investment Securities                      $162,009      $161,922      $119,798      $119,795
  FHLB and FRB Stock, at cost                $ 11,886      $ 11,886      $  4,981      $  4,981
  Loans                                      $647,759      $640,863      $494,029      $500,594
  Cash Surrender Value - Life Insurance      $ 14,295      $ 14,295      $  8,643      $  8,643

Financial Liabilities:
  Deposits                                   $701,333      $701,685      $600,103      $601,547
  Federal Funds Purchased                    $ 15,550      $ 15,550      $    -        $    -
  Federal Home Loan Bank Advances            $112,200      $112,200      $ 29,000      $ 29,000
  Capitalized Lease Obligation               $  2,924      $  2,924      $  2,886      $  2,886
  Trust Preferred Securities                 $ 22,400      $ 22,400      $    -        $    -


NOTE Q - REGULATORY MATTERS

VIB Corp and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE Q - REGULATORY MATTERS - CONTINUED

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the VIB as adequately-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Company must maintain minimum ratios as set forth in the table below. The following table also sets forth the Company's and the Banks actual capital amounts and ratios (dollar amounts in thousands):

                                                                                        Amount of Capital Required
                                                                            ----------------------------------------------------
                                                                                   To Be                        To Be
                                                                                 Adequately                      Well-
                                                      Actual Capital             Capitalized                  Capitalized
                                                  ---------------------     -----------------------      -----------------------
                                                    Amount      Ratio         Amount        Ratio         Amount         Ratio
                                                  ----------   --------     ----------     --------      ----------     --------
As of December 31, 1999:
Total Capital (to Risk-Weighted Assets)
   VIB Corp                                        $85,576        11.9%        $57,363         8.0%        $71,703        10.0%
   Valley I dependent Bank                         $58,984        10.0%        $47,158         8.0%        $58,947        10.0%
   Bank of Stockdale, FSB                          $12,404        10.2%        $ 9,712         8.0%        $12,141        10.0%
Tier 1 Capital (to Risk-Weighted Assets)
   VIB Corp                                        $78,381        10.9%        $28,681         4.0%        $43,022         6.0%
   Valley Independent Bank                         $54,597         9.3%        $23,579         4.0%        $35,368         6.0%
   Bank of Stockdale, FSB                          $11,349         9.4%        $ 4,856         4.0%        $ 7,284         6.0%
Tier 1 Capital (to Average Assets)
   VIB Corp                                        $78,381         8.9%        $35,330         4.0%        $44,163         5.0%
   Valley Independent Bank                         $54,597         7.5%        $29,118         4.0%        $36,397         5.0%
   Bank of Stockdale, FSB                          $11,349         7.0%        $ 6,483         4.0%        $ 8,103         5.0%

As of December 31, 1998:
Total Capital (to Risk-Weighted Assets)
   VIB Corp                                        $55,102        10.0%        $44,016         8.0%        $55,020        10.0%
   Valley Independent Bank                         $43,390         9.4%        $36,566         8.0%        $45,707        10.0%
   Bank of Stockdale, FSB                          $10,901        11.8%        $ 7,386         8.0%        $ 9,232        10.0%
Tier 1 Capital (to Risk-Weighted Assets)
   VIB Corp                                        $51,031         9.3%        $22,008         4.0%        $33,012         6.0%
   Valley Independent Bank                         $40,452         8.8%        $18,283         4.0%        $27,424         6.0%
   Bank of Stockdale, FSB                          $ 9,775        10.6%        $ 3,693         4.0%        $ 5,539         6.0%
Tier 1 Capital (to Average Assets)
   VIB Corp                                        $51,031         7.8%        $26,150         4.0%        $32,687         5.0%
   Valley Independent Bank                         $40,452         7.9%        $20,544         4.0%        $25,680         5.0%
   Bank of Stockdale, FSB                          $ 9,775         6.8%        $ 5,775         4.0%        $ 7,219         5.0%

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE R - MERGERS AND ACQUISITIONS

On January 22, 1999, VIB completed the acquisition of the Hemet branch office from Fremont Investment & Loan by assuming approximately $111,095,000 in deposits. Goodwill arising from the transaction totaled approximately $1,139,000 and will be amortized over fifteen years.

On January 28, 1999, VIB Corp completed its acquisition of Bank of Stockdale, FSB. The transaction was structured as a merger under which the Company issued common shares in exchange for the common shares of Bank of Stockdale, FSB. The transaction is accounted for by the pooling of interest method, whereby the Company's financial statements have been restated as if the two companies were historically one unit. A total of 2,355,334 common shares were issued to the shareholders of Bank of Stockdale, FSB.

The following table summarizes the separate revenue and net income of the Company and Bank of Stockdale, FSB that have been reported in the restated financial statements included herein:

                                          1999               1998              1997
                                      ------------       ------------      ------------
Interest and Noninterest Income:
   VIB Corp                           $ 69,681,913       $ 45,599,670      $ 38,209,905
   Bank of Stockdale, FSB                1,182,510         12,484,303        11,275,754
                                      ------------       ------------      ------------

                                      $ 70,864,423       $ 58,083,973      $ 49,485,659
                                      ============       ============      ============

Net Income (Loss):
   VIB Corp                           $  6,260,523       $  4,868,441      $  3,800,989
   Bank of Stockdale, FSB                 (394,800)           707,165           302,226
                                      ------------       ------------      ------------

                                      $  5,865,723       $  5,575,606      $  4,103,215
                                      ============       ============      ============

On March 12, 1998, VIB Corp acquired Valley Independent Bank by issuing 7,742,645 shares of common stock in exchange for the surrender of all outstanding shares of VIB's common stock. There was no cash involved in this transaction. The acquisition was accounted for as a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

On March 2, 1998 VIB acquired the Palm Springs Branch office of Palm Desert National Bank by assuming $16,121,000 in deposits and purchasing approximately $8,308,000 in loans. Goodwill arising from the transaction totaled approximately $1,282,000 and is being amortized over seven years on a straight-line basis.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE S - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

VIB Corp operates Valley Independent Bank, Bank of Stockdale, FSB, and Valley Capital Trust. VIB Corp commenced operations during 1998. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of VIB Corp only are presented below:

                             CONDENSED BALANCE SHEET

                                                              December 31,
                                                     ----------------------------
                                                         1999             1998
                                                     -----------      -----------
ASSETS:
   Cash                                              $    94,083      $    56,859
   Federal Funds Sold - Valley Independent Bank       12,100,000          500,000
   Investment in Valley Independent Bank              55,527,272       45,037,408
   Investment in Bank of Stockdale FSB                11,165,278        9,759,620
   Investment in Valley Capital Trust                    693,000                -
   Other Assets                                        1,758,727          248,260
                                                     -----------      -----------

                                                     $81,338,360      $55,602,147
                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Trust Preferred Securities                        $23,093,000      $         -
   Shareholders' Equity                               58,245,360       55,602,147
                                                     -----------      -----------

                                                     $81,338,360      $55,602,147
                                                     ===========      ===========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE S - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

                         CONDENSED STATEMENTS OF INCOME

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  -----------       -----------
INCOME:
   Interest Income                                                $   629,256       $    11,113
   Cash Dividends from Subsidiaries                                    56,133           350,000
                                                                  -----------       -----------
                                              TOTAL INCOME            685,389           361,113

EXPENSES:
   Interest on Trust Preferred Securities                           1,902,058                 -
   Other                                                              821,362           327,246
   Allocated Tax Benefit                                             (772,191)          (92,695)
                                                                  -----------       -----------
                                              TOTAL EXPENSES        1,951,229           234,551
                                                                  -----------       -----------

                       INCOME BEFORE EQUITY IN UNDISTRIBUTED
                                      INCOME OF SUBSIDIARIES       (1,265,840)          126,562

                                     EQUITY IN UNDISTRIBUTED
                                      INCOME OF SUBSIDIARIES        7,131,563         5,449,044
                                                                  -----------       -----------

                                                  NET INCOME      $ 5,865,723       $ 5,575,606
                                                                  ===========       ===========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE S - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                               -------------------------------
                                                                   1999               1998
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                  $  5,865,723       $  5,575,606
   Noncash Items Included in Net Income:
      Equity in Income of Subsidiaries                           (7,187,696)        (5,799,044)
      Other                                                      (1,510,465)          (248,260)
                                                               ------------       ------------
                                            NET CASH USED
                                  IN OPERATING ACTIVITIES        (2,832,438)          (471,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Subsidiaries                                    (9,793,000)                 -
   Dividends Received from Subsidiaries                              56,133            350,000
                                                               ------------       ------------
                                 NET CASH (USED) PROVIDED
                                  BY INVESTING ACTIVITIES        (9,736,867)           350,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Trust Preferred Securities          23,093,000                  -
   Proceeds from Exercise of Stock Options and Warrants           1,139,855            706,225
   Dividends Paid                                                   (26,326)           (27,668)
                                                               ------------       ------------
                                        NET CASH PROVIDED
                                  BY FINANCING ACTIVITIES        24,206,529            678,557
                                                               ------------       ------------

                                          NET INCREASE IN
                                CASH AND CASH EQUIVALENTS        11,637,224            556,859

                                CASH AND CASH EQUIVALENTS
                                     AT BEGINNING OF YEAR           556,859                  -
                                                               ------------       ------------

                                CASH AND CASH EQUIVALENTS
                                           AT END OF YEAR      $ 12,194,083       $    556,859
                                                               ============       ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


NOTE T - SUBSEQUENT EVENTS

On January 7, 2000 the Company acquired 100% of the outstanding common stock of Kings River Bancorp (KRB) for $21,728,000 in cash. For the year ended December 31, 1999 KRB had total assets of approximately $87,227,000, interest and noninterest income of approximately $7,956,000 and pretax income of approximately $1,920,000. The acquisition will be accounted for using the purchase method of accounting in accordance with APB No. 16, "Business Combinations". Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from this transaction totaled approximately $12,400,000 and will be amortized over fifteen years on a straight-line basis. The results of KRB's operations will be included in those reported by the Company beginning on January 10, 2000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with the Company's accountants on accounting or financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from Pages 4 to 7 and Page 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000.

ITEM 11 - EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from Pages 7 to 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from Pages 2 to 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from Pages 15 to 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000.

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

REG. S-K,
ITEM 601
EXHIBIT NO.    DESCRIPTION
-----------    -----------
2.1            Plan of Reorganization and Merger Agreement, dated November 18,
               1997, by and between Valley Independent Bank and VIB Merger
               Company

2.2 Agreement and Plan of Reorganization by and between VIB Corp and Bank of Stockdale, F.S.B. dated September 15, 1998

2.3            Agreement and Plan of Reorganization by and between VIB Corp,
               Kings River Bancorp and Kings River State Bank dated September 7,
               1999

3.1            Articles of Incorporation of VIB Corp, as amended November 20,
               1999

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

REG. S-K,
ITEM 601
EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.16          VIB Corp 401(k) Plan (restated effective January 1, 1999)

10.17          Valley Independent Bank form of Executive Supplemental
               Compensation Agreement

10.18          Bank of Stockdale, F.S.B. form of Executive Supplemental
               Compensation Agreement

10.19          Bank of Stockdale, F.S.B. form of Life Insurance Endorsement
               Method Split Dollar Plan Agreement (executive officers)

10.20          Bank of Stockdale, F.S.B. form of Director Supplemental
               Compensation Benefits Agreement

10.21          Bank of Stockdale, F.S.B. form of Life Insurance Endorsement
               Method Split Dollar Agreement (directors)

13 VIB Corp's 1999 Annual Report to Shareholders (incorporated portion only)

21             Subsidiaries of the Registrant

23.1           Consent of Vavrinek, Trine, Day & Co., LLP

23.2           Consent of KPMG, LLP

27             Financial Data Schedule


C.      REPORTS ON FORM 8-K

        The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VIB CORP


Date: March 20, 2000           By:  /s/ Harry G. Gooding, III
                                  --------------------------------------------
                                  Harry G. Gooding, III,
                                  Executive Vice President and Chief Financial
                                  Officer

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


Signature                                      Title                                      Date
---------                                      -----                                      ----

----------------------------------             Director                                March ___, 2000
Charles Ellis


/s/ Robert S. Ellison                          Director                                March 20, 2000
----------------------------------
Robert S. Ellison


/s/ Richard D. Foss                            Chairman of the Board                   March 20, 2000
----------------------------------             of Directors
Richard D. Foss


/s/ Harry G. Gooding, III                      Executive Vice President                March 20, 2000
----------------------------------             and Chief Financial
Harry G. Gooding, III                          Officer (and Principal
                                               Accounting Officer)

                                               Director                                March ___, 2000
----------------------------------
Ed L. Hickman


/s/ Dennis L. Kern                             Director, President and                 March 20, 2000
----------------------------------             Chief Executive Officer
Dennis L. Kern


/s/ Edward McGrew                              Director                                March 20, 2000
----------------------------------
Edward McGrew


/s/ Ronald A. Pedersen                         Vice Chairman of the                    March 20, 2000
----------------------------------             Board of Directors
Ronald A. Pedersen


/s/ Alice Helen Lowery Westerfield             Vice Chairman of the                    March 20, 2000
----------------------------------             Board of Directors
Alice Helen Lowery Westerfield

                                  EXHIBIT INDEX


REG. S-K,                                                                                   PAGE (OR
ITEM 601                                                                                    FOOTNOTE
EXHIBIT NO.   DESCRIPTION                                                                   REFERENCE)
-----------   -----------                                                                   ----------
2.1           Plan of Reorganization and Merger Agreement, dated November 18, 1997,
              by and between Valley Independent Bank and VIB Merger Company...............    (1)
2.2           Agreement and Plan of Reorganization by and between VIB Corp and
              Bank of Stockdale, F.S.B. dated September 15, 1998..........................    (2)
2.3           Agreement and Plan of Reorganization by and between VIB Corp, Kings River
              Bancorp and Kings River State Bank dated September 7, 1999..................    (3)
3.1           Articles of Incorporation of VIB Corp, as amended November 20, 1999.........    101
3.2           Bylaws of VIB Corp..........................................................    (4)
4.1           Form of Common Stock Certificate............................................    (5)
4.2           Form of Warrant Certificate ................................................    (5)
4.3           Junior Subordinated Indenture dated as of February 5, 1999 by and
              between the Registrant and Wilmington Trust Company, as trustee.............    (6)
4.4           Form of Junior Subordinate Debenture included in Article Two of
              Exhibit 4.3.................................................................    (6)
4.5           Trust Agreement of Valley Capital Trust dated as of December 10, 1998
              (included as Exhibit A to Exhibit 4.6)......................................    (6)
4.6           Amended and Restated Trust Agreement of Valley Capital Trust dated as of February 5, 1999 among the Registrant, Wilmington Trust Company, as
              Property Trustee, and Richard D. Foss, Harry G. Gooding, III, and Dennis
              L. Kern, as Administrative Trustees.........................................    (6)
4.7           Form of Common Security Certificate of Valley Capital Trust (included as
              Exhibit B to Exhibit 4.6)...................................................    (6)
4.8           Form of Capital Security Certificate of Valley Capital Trust (included as
              Exhibit C to Exhibit 4.6)...................................................    (6)
4.9           Guarantee Agreement dated February 5, 1999 between the Registrant, as
              Guarantor, and Wilmington Trust Company, as Guarantee Trustee...............    (6)
4.10          Agreement as to Expenses and Liabilities dated February 5, 1999 between
              the Registrant and Valley Capital Trust.....................................    (6)
10.1          Agreement to Assume Liabilities and to Acquire Branch Banking
              Office (Calexico)(P).......................................................     (7)
10.2          Agreement and Plan of Reorganization Dated April 29, 1996
              (Bank of the Desert, N.A.)(P)...............................................    (7)
10.3          Purchase and Assumption Agreement Dated October 15, 1996
              (Blythe and Tecate)(P)......................................................    (7)
10.4          VIB Corp 1997 Stock Option Plan.............................................    (4)
10.5          Form of VIB Corp Stock Option Agreement.....................................    (4)
10.6          Form of VIB Corp Indemnity Agreement........................................    (4)
10.7          Profit Sharing and 401(k) Plan(P)...........................................    (7)
10.8          Amendment to 401(k) Plan(P).................................................    (7)
10.9          1994 Amendments to 401(k) Plan(P)...........................................    (7)
10.10         Employee Stock Ownership Plan(P)............................................    (7)
10.11         Form of Directors Deferred Compensation Agreement(P)........................    (7)
10.12         Form of Officers Deferred Compensation Agreement(P).........................    (7)
10.13         El Centro Lease(P)..........................................................    (7)
10.14         Agreement to Assume Liabilities and to Acquire Assets of Branch Banking
              Office Dated January 22, 1998 (Palm Springs)................................    (8)

REG. S-K,                                                                                  PAGE (OR
ITEM 601                                                                                   FOOTNOTE
EXHIBIT NO.   DESCRIPTION                                                                  REFERENCE)
-----------   -----------                                                                  ----------
10.15         Agreement to Assume Liabilities and to Acquire Assets of Branch
              Office between Fremont Investment & Loan and Valley Independent
              Bank dated September 22, 1998...............................................   (2)
10.16         VIB Corp 401(k) Plan (restated effective January 1, 1999)...................   109
10.17         Valley Independent Bank form of Executive Supplemental Compensation
              Agreement...................................................................   (9)
10.18         Bank of Stockdale, F.S.B. form of Executive Supplemental Compensation
              Agreement...................................................................   (9)
10.19         Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method
              Split Dollar Plan Agreement (executive officers)............................   (9)
10.20         Bank of Stockdale, F.S.B. form of Director Supplemental Compensation
              Benefits Agreement..........................................................   (9)
10.21         Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method
              Split Dollar Agreement (directors) .........................................   (9)
13            VIB Corp's 1999 Annual Report to Shareholders (incorporated
              portion only)...............................................................    217(10)
21            Subsidiaries of the Registrant..............................................    218
23.1          Consent of Vavrinek, Trine, Day & Co., LLP .................................    219
23.2          Consent of KPMG, LLP........................................................    220
27            Financial Data Schedule.....................................................    221


----------------

(1) Filed as Exhibit "A" to the Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 dated December 23, 1997 (the "1997 S-4 Registration Statement").

(2)     Filed as an exhibit to the Registrant's Form 8-K dated September 29,
        1998.

(3)     Filed as an exhibit to the Registrant's Form 8-K dated September 16,
        1999.

(4)     Filed as an exhibit to the 1997 S-4 Registration Statement.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form 8-A dated March 19, 1998.

(6)     Filed as an exhibit to the Registrant's Form 8-K dated February 5, 1999.

(7) Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1997.

(8) Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1998.

(9) Filed as an exhibit to the Registrant's Form 10-Q for the quarterly period ended September 30, 1999.

(10) The Company's Annual Report to Shareholders, a portion of which is incorporated by reference, will be submitted under separate cover. Except that portion incorporated by reference, the Annual Report to Shareholders is not to be deemed "filed" as a part of this Form 10-K.

(P)     Filed in paper format under cover of Form SE.