Form 10-Q
period 2000-03-31
VIB CORP
filed 2000-05-10
CIK 1051345

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ___________________to  ___________________

                   Commission File Number: 333-43021

                                    VIB CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      33-0780371
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

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

Yes  [X]       No  [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,816,362 shares as of May 8, 2000.

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended March 31, 2000 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended March 31, 2000 have been made. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                       March 31,2000 and December 31,1999
                                   (Unaudited)


                                                                    March 31              December 31
                                                                      2000                    1999
                                                                 ---------------         ---------------
ASSETS

Cash and due from banks                                          $    45,528,390         $    45,392,374
Federal funds sold                                                       759,622                 366,296
                                                                 ---------------         ---------------
                   Total cash and cash equivalents                    46,288,012              45,758,670

Interest bearing deposits                                                549,213                 523,243

Investment Securities: (note B)
        Securities available for sale                                189,687,387             159,086,627
        Securities held to maturity                                    2,920,032               2,921,978
                                                                 ---------------         ---------------
                   Total investment securities                       192,607,419             162,008,605

Federal Home Loan and Federal Reserve Bank stock, at cost             12,985,100              11,885,800

Loans: (note C)
        Commercial                                                   134,809,729             129,275,430
        Agricultural                                                  58,171,166              50,853,898
        Real estate-construction                                      99,747,722              89,167,767
        Real estate-other                                            389,384,065             344,378,738
        Consumer                                                      60,125,611              43,082,863
                                                                 ---------------         ---------------
                   Total Loans                                       742,238,293             656,758,696

Net deferred loan fees                                                (3,601,792)             (3,303,169)
Allowance for credit losses                                           (7,030,497)             (5,696,222)
                                                                 ---------------         ---------------
                   Net Loans                                         731,606,004             647,759,305

Premises and equipment                                                13,191,715              12,130,243
Other real estate owned                                                1,711,533               1,304,729
Cash surrender life insurance                                         14,564,043              14,294,521
Deferred tax asset                                                     8,287,079               7,622,616
Intangible assets                                                     17,992,050               5,139,322
Accrued interest and other assets                                     10,404,940               9,700,618
                                                                 ---------------         ---------------

TOTAL ASSETS                                                     $ 1,050,187,108         $   918,127,672



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                       March 31,2000 and December 31,1999
                                   (Unaudited)

                                                             March 31              December 31
                                                               2000                    1999
                                                          ---------------         ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Noninterest-bearing demand                        $   185,690,358         $   174,711,805
        Money Market and NOW                                  169,697,033             133,592,522
        Savings                                                71,608,141              64,004,639
        Time deposits under $100,000                          224,168,528             183,862,025
        Time deposits $100,000 and over                       185,379,346             145,161,883
                                                          ---------------         ---------------
                   Total Deposits                             836,543,406             701,332,874

Fed funds purchased                                            10,000,000              15,550,000
Federal Home Loan Bank advances                               111,450,000             112,200,000
Capital lease obligations                                       2,933,080               2,924,310
Company-obligated mandatorily redeemable
    Capital Securities of subsidiary trust holding
    solely Subordinated Debentures of the Company              22,400,000              22,400,000
Accrued interest and other liabilities                          7,309,666               5,475,128
                                                          ---------------         ---------------
                   Total Liabilities                          990,636,152             859,882,312

Stockholders' Equity:
        Preferred shares, no par value;
          10,000,000 shares authorized;
          issued 0 shares in 2000 and 1999                             --                      --
        Common shares, no par value, Authorized
          25,000,000 in 2000 and 1999,
          Outstanding: 11,816,362 in 2000 and
          11,786,328 in 1999                                   59,879,800              57,449,500
        Undivided Profits                                       4,812,602               5,252,469
        Accumulated other comprehensive
          income, net of tax of $4,060,405 in
          2000 and $3,102,348 in 1999                          (5,141,446)             (4,456,609)
                                                          ---------------         ---------------
                   Total Stockholders' Equity                  59,550,956              58,245,360
                                                          ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,050,187,108         $   918,127,672



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               For the Three Month
                                                                  Periods Ended
                                                            March 31,        March 31,
                                                              2000             1999
                                                           -----------      -----------
Interest Income:
       Interest and Fees on Loans                          $17,405,470      $11,808,076
       Interest on Investment Securities-Taxable             2,248,934        1,773,206
       Interest on Investment Securities-Nontaxable            681,539          538,862
       Other Interest Income                                    46,163          297,650
                                                           -----------      -----------
Total Interest Income                                       20,382,106       14,417,794

Interest Expense:
       Interest on Money Market and NOW                      1,163,273          849,684
       Interest on Savings Deposits                            308,417          399,163
       Interest on Time Deposits                             5,133,976        3,830,841
       Interest on Other Borrowings                          2,469,119          577,186
                                                           -----------      -----------
Total Interest Expense                                       9,074,785        5,656,874
                                                           -----------      -----------

Net Interest Income                                         11,307,321        8,760,920

Provision for Credit Losses                                    850,000          675,000
                                                           -----------      -----------

Net Interest Income after Provision for Credit Losses       10,457,321        8,085,920

Non-interest Income:
       Service Charges and Fees                              1,513,910          978,999
       Gain on Sale of Loans and Servicing Fees                281,669          431,742
       Gain/(Loss) on Sale of Securities                          --               --
       Other Income                                            218,234           72,229
                                                           -----------      -----------
Total Non-interest Income                                    2,013,813        1,482,970

Non-interest Expense:
       Salaries and Employee Benefits                        4,984,064        3,940,746
       Occupancy Expenses                                      733,640          644,261
       Furniture and Equipment                                 735,095          618,138
       Other Expenses (note D)                               3,306,776        3,137,651
                                                           -----------      -----------
Total Non-interest Expense                                   9,759,575        8,340,796
                                                           -----------      -----------

Income Before Income Taxes                                   2,711,559        1,228,094

Income Taxes                                                   871,325          563,886
                                                           -----------      -----------

Net Income                                                 $ 1,840,234      $   664,208


Per Share Data: (note E)

       Net Income - Basic                                  $      0.16      $      0.06

       Net Income - Diluted                                $      0.16      $      0.06



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            VIBCORP AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                                               Common Shares                        Accumulated
                                                         --------------------------                    Other
                                                          Number of                   Undivided    Comprehensive
                                                            Shares        Amount       Profits         Income         Total
                                                         ------------  ------------  ------------  -------------   ------------
Balance January 1,1999                                     10,513,543  $ 50,445,799  $  5,052,918   $    103,430   $ 55,602,147

Comprehensive Income
     Net income                                                                         5,865,723                     5,865,723
     Other comprehensive income
         Unrealized losses on securities, net
         of taxes of $3,173,065                                                                       (4,559,004)    (4,559,004)
           Less reclassification adjustments for gains
            included in net income, net of taxes of $720                                                  (1,035)        (1,035)
                                                                                                                   ------------
     Total other comprehensive income                                                                                (4,560,039)
                                                                                                                   ------------
Total Comprehensive income                                                                                            1,305,684

Cash dividends                                                                            (26,326)                      (26,326)

Stock dividend                                                646,076     5,639,846    (5,639,846)                         --

Exercise of stock options                                     283,408     1,363,674                                   1,363,674
     Including the realization of
     Tax benefits of $224,000

Exercise of stock warrants                                         10           181                                         181

                                                         ------------  ------------  ------------   ------------   ------------
Balance at December 31,1999                                11,443,037    57,449,500     5,252,469     (4,456,609)  $ 58,245,360

Comprehensive Income
     Net income                                                                         1,840,234                     1,840,234
     Other comprehensive income
         Unrealized losses on securities, net
         of taxes of $460,549                                                                           (684,837)      (684,837)
                                                                                                                   ------------
Total Comprehensive income                                                                                            1,155,397

Cash dividends

Stock dividend (note F)                                       344,166     2,280,101    (2,280,101)

Exercise of stock options                                      29,159       150,199                                     150,199

                                                         ------------  ------------  ------------   ------------   ------------
Balance at March 31,2000                                   11,816,362  $ 59,879,800  $  4,812,602   $ (5,141,446)  $ 59,550,956
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

                            VIBCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 For the Three-Month
                                                                                    Periods Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                              2000               1999
                                                                          -------------      -------------
Cash flow from operating activities:
Net income                                                                $   1,840,234      $     664,208
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                               864,573            499,359
    Deferred income taxes                                                      (208,660)           185,444
    Provision for credit losses                                                 850,000            675,000
    Originations of loans held for sale                                      (9,804,286)       (16,778,281)
    Proceeds from sale of loans                                               7,904,727         19,292,791
    Net gain on loan sales and securitization                                  (173,037)          (344,797)
    Gain/(Loss) on sale of other real estate owned                               22,754             (2,133)
    Net increase/(decrease) in cash surrender value of life insurance          (269,522)           910,830
    Net realized gains in available for sale securities                            --                 --
    Net amortization of premium/discount on available
      for sale securities                                                        65,387             75,764
    Net change in accrued interest, other assets,
      and other liabilities                                                   1,769,045         (1,736,749)
                                                                          -------------      -------------

       Net cash provided by operating activities                              2,861,215          3,441,436

    Cash flow from investing activities:
      Purchases of investment securities                                     (7,640,853)       (72,445,391)
      Net cash received from purchase of branches                                  --          110,295,948
      Net cash used for purchase of King's River State Bank                 (15,596,765)                 0
      Proceeds from sales of other real estate owned                            316,947             53,568
      Proceeds from sales of investment securities                                 --                 --
      Proceeds from maturities of investment securities                       1,208,725         12,069,995
      Loans granted net of repayments                                       (29,408,063)       (37,794,971)
      Premises and equipment expenditures                                      (660,296)          (424,207)
      Net increase in interest bearing deposits                                 (25,970)           (17,391)
                                                                          -------------      -------------

       Net cash used by investing activities                                (51,806,275)        11,737,551

    Cash flow from financing activities:
      Net increase/(decrease) in demand deposits and savings                 10,488,778        (12,950,647)
      Net increase/(decrease) in time deposits                               52,676,655         (7,329,016)
      Net change in capitalized lease obligations                                 8,770             10,454
      Net change in fed funds purchased                                      (5,550,000)       (13,000,000)
      Net change in other borrowings                                         (8,300,000)              --
      Proceeds from Capital Securities                                             --           22,400,000
      Payments for dividends                                                       --               (3,142)
      Proceeds from exercise of stock options and warrants                      150,199             98,066
                                                                          -------------      -------------

       Net cash provided by financing activities                             49,474,402        (10,774,285)

       Net change in cash and cash equivalents                            $     529,342      $   4,404,702
                                                                          =============      =============

   Cash and cash equivalents:
        Beginning of period                                               $  45,758,670      $  35,308,264

        End of period                                                     $  46,288,012      $  39,712,966


    Supplemental disclosure of cash flow information:
                           (in Thousands)
    Cash paid for interest expense                                        $       8,457      $       5,547
    Cash paid (received) for income taxes                                 $          70      $           4


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(A) General

        See Note A of Notes to Financial Statements incorporated by reference in the Company's 1999 Annual Report on Form 10-K for a summary of significant accounting policies.

        The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1999 Annual Report on Form 10-K, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB CORP include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, Bank of Stockdale, Kings River State Bank and Valley Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period's classifications.

 (B) Investment Securities

        The Company's investment securities portfolio at March 31, 2000 had a net unrealized loss of approximately $8,795,000, as compared with a net unrealized loss of approximately $7,645,000 at December 31, 1999, an increase during the three months beginning January 1, 2000 of $1,150,000. The change for the period is attributable to a rising interest rate environment and the recomposition of the portfolio due to the acquisition of King's River State Bank.

        Investment Securities


                                                        March 31, 2000
                                        ------------------------------------------------

                                                       Gross        Gross
                                        Amortized    Unrealized   Unrealized     Fair
       ($ In 000's)                        Cost        Gains        Losses       Value
                                        ---------    ----------   ----------    --------
      Available-for Sale Securities:

        U.S. Treasury Securities         $  1,119     $      8         --       $  1,127
        U.S. Government and
          Agency Securities                83,639            5     $  3,473       80,171
        State and Political Subd.          68,226           19        3,658       64,587
        Mortgage-Backed Securities         43,174           40          997       42,217
        Other Equity                        2,220            8          645        1,583
                                         --------     --------     --------     --------
                                         $198,379     $     81     $  8,773     $189,687

      Held-to-Maturity Securities:

        Mortgage-Backed Securities       $  2,920     $    -0-     $    103     $  2,817

                                                       December 31, 1999
                                        ------------------------------------------------
                                                       Gross        Gross
                                        Amortized    Unrealized   Unrealized     Fair
      ($ In 000's)                         Cost        Gains        Losses       Value
                                        ---------    ----------   ----------    --------
      Available-for Sale Securities:

      U.S. Treasury Securities           $    597     $     10                  $    607
      U.S. Government and
          Agency Securities                77,890           11     $  2,921       74,980
      State and Political Subd.            56,999           10        3,274       53,735
      Mortgage-Backed Securities           29,409            7          778       28,638
      Other Equity                          1,750         --            623        1,127
                                         --------     --------     --------     --------

                                         $166,645     $     38     $  7,596     $159,087

       Held-to-Maturity Securities:

        Mortgage-Backed Securities       $  2,922     $   --       $     87     $  2,835

      Investment securities carried at approximately $159,319,000 and $146,002,000, at March 31, 2000 and December 31,1999, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


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

      The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At March 31, 2000 and December 31,1999 the Company was servicing approximately $148,558,000 and $146,432,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                  March 31,      December 31,
                                                    2000             1999
                                                  ---------      ------------
($ In 000's)

Balance at beginning of year                       $5,696          $4,296
Additions to the allowance charged to expense         850           2,592
Additions due to purchase of Kings River
   State Bank                                         654            --
Recoveries on loans charged off                        66              62
Loans charged off                                     236           1,254
                                                   ------          ------
Balance at end of period                           $7,030          $5,696

A summary of nonperforming loans and assets follows:

                                              March 31,        December 31,
                                                2000               1999
                                              ---------        ------------
($ In 000's)

Non-accrual loans                              $3,066            $6,185
Loans 90 days past due and still accruing         164                16
                                               ------            ------
      Total nonperforming loans                 3,230             6,201
Other Real Estate Owned                         2,150             1,305
                                               ------            ------
      Total nonperforming assets               $5,380            $7,506

Nonperforming loans to total ending loans         .44%              .95%
Nonperforming assets to total loans and
      Other Real Estate Owned                     .73%             1.15%


(D)  Other Expenses

      Other expenses for the periods indicated are as follows:

($ In 000's)                              March 31,         March 31,
                                            2000              1999
                                          ---------         ---------
Data Processing                            $  670            $  559
Advertising                                   147               123
Legal and Professional                        615               375
Regulatory Assessments                         43                54
Insurance                                      40                42
Amortization of Intangibles                   264                96
Office Expenses                               551               468
Promotion                                     370               380
Merger Related                               --                 657
Other                                         607               384
                                           ------            ------

Total Other Expenses                       $3,307            $3,138

(E)   Earnings Per Share

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 11,673,964 for the three months ended March 31, 2000 and 11,503,078 for the three months ended March 31, 1999, respectively.

      Diluted earnings per share for the three-month periods ended March 31, 2000 and 1999, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

(F)   Stock Dividend

      At a regularly scheduled Board meeting held on March 21,2000, the Board of Directors of the Company approved a 3% stock dividend for shareholders of record on May 26,2000. The dividend will be paid on June 9, 2000. Consequently, all per share information has been restated to reflect the effect of the stock dividend.

(G)     Business Combination

        On January 7, 2000 the Company acquired 100% of the outstanding common stock of Kings River Bancorp (KRB) for $21,728,277 in cash in a transaction which resulted in Kings River State Bank becoming a wholly owned subsidiary. At or for the year ended December 31, 1999 KRB had total assets of approximately $87,690,000, interest and noninterest income of approximately $7,956,000 and pretax income of approximately $1,920,000. The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16, "Business Combinations". Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from the transaction totaled $13,116,387 and will be amortized over 20 years on a straight-line basis. The results of KRB's operations have been included in those reported by the Company beginning on January 10, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flow and capital resources. This discussion should be read in conjunction with the attached Financial Statements included in Item 1, and the Company's Annual Report on Form 10-K. This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. For a discussion of factors that could cause actual results to differ, please see the Company's publicly available Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1999 and particularly the discussion of "Other Significant Factors" within that document.


GENERAL

VIB Corp's financial performance through the first quarter of 2000 continued to be indicative of the execution of business plans that facilitate the Company's strategic direction. Improvement in overall efficiency was evident in the continued integration of VIB Corp's first quarter 2000 acquisition of Kings River State Bank, headquartered in Reedley, California. In addition, strong credit quality and significant business demand in the markets the Company serves contributed greatly to the first quarter results.

VIB Corp was incorporated on November 7, 1997 under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of Valley Independent Bank's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of Valley Independent Bank's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase Valley Independent Bank's Common Stock, issued in connection with the Bank's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock. As of March 31, 2000, there were no remaining warrants outstanding.

On January 7, 2000, VIB Corp acquired Kings River State Bank (KRB), Reedley, California, pursuant to an Agreement and Plan of Reorganization dated September 7, 1999. As a result of the merger, the Company acquired total assets of $87.9 million, comprising $5.9 million in cash and due from banks, $25.3 million in securities and investments, $54.4 million in net loans and $2.3 million in other assets. Total liabilities assumed amounted to $80.1 million, of which $72.7 million comprised deposits. The remainder represented other borrowed funds and other liabilities.

The KRB merger was accounted for using the purchase method of accounting in accordance with APB No. 16, "Business Combinations". The Company paid $21,728,277 in exchange for 100% of the outstanding common stock of KRB.

Consolidated net income for the three months ended March 31, 2000 was $1.8 million or $.16 per share fully diluted based upon average shares outstanding of 11,673,964. This compares with net income of $1.4 million, adjusted for merger and related non-recurring costs, or $.12 per share fully diluted based upon the average shares outstanding of 11,706,123 for the same period in 1999.

On March 21, 2000, the Board of Directors approved a 3% stock dividend for shareholders of record on May 26, 2000. The dividend will be paid on June 9, 2000. All per share figures have been retroactively adjusted for this and previous stock dividends and splits.

Total gross loans at March 31, 2000 were $738.6 million, which represented an increase of $85.1 million or 13.0% from December 31, 1999. This increase includes the acquisition of $54.4 million in loans pursuant to the merger with KRB. Since March 31, 1999, total gross loans have increased $202.3 million or 37.7%.


YEAR 2000 READINESS COMPLIANCE

During 1999 and earlier the Company and its banking subsidiaries evaluated, tested and upgraded computer systems to assure proper recognition of date sensitive information when the date changed to the year 2000 ("Y2K"). Computer systems that did not properly recognize the year 2000 would have generated erroneous data or caused the system to fail.

VALLEY INDEPENDENT BANK

During 1996 VIB began the process of identifying and addressing issues surrounding the year 2000 and their impact on VIB's operations. Final implementation, validation and certification of all internal systems were accomplished by June 30,1999. Simultaneously, VIB conducted an evaluation for the impact of Y2K compliance on large corporate customers as well as the third party vendors. Subsequent to the year 2000 rollover date there have been no related losses.

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

As Stockdale relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Y2K compliance program was the reallocation of internal resources for testing and for the purchase of computer hardware and, therefore, did not represent incremental expense to Stockdale. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware through December 31,1999 was approximately $281,000


NET INTEREST INCOME

Average interest earning assets totaled $918.4 million during the three months ending March 31, 2000, an increase of $224.5 million or 32.4% compared to the same period last year. All comparative areas of earning assets grew significantly. This growth was highlighted by an increase in average total loans of $218.4 million or 43.9% to $716.0 million. Average interest bearing liabilities in the first three months of 2000 increased $221.4 million or 39.9% to average $776.0 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $100.2 million or 19.1% to $624.7 million. Average borrowed funds increased $121.2 million or 402.3% to $151.3 million during the same time frame. These comparative changes in average deposits and borrowed funds include the effects of the merger with KRB, discussed earlier.

Interest income for the three-month period ending March 31, 2000 was $20.4 million, an increase of $6.0 million or 41.4% compared to the first three months in 1999. The increase in interest income was primarily the result of the volume increases previously discussed and the additional interest income provided by KRB. This increase was partially enhanced by an increased interest rate environment. The yield on interest earning assets increased 68 basis points to 9.04% for the three-month period ended March 31, 2000 from 8.36% for the comparative period last year.

Interest expense increased $3.4 million or 60.4% during the three months ended March 31, 2000 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest-bearing categories as well as a deposit mix shift towards the higher interest bearing categories. The increase was partially caused by a higher interest rate environment and the addition of interest expense from KRB. The cost of interest bearing funds increased 62 basis points from 4.10% for the three-months ended March 31, 1999 to 4.72% for the three months ended March 31, 2000.

Net interest income was $11.3 million for the three months ending March 31, 2000, representing an increase of $2.5 million or 29.1% from the same period ended March 31, 1999. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities increased to 4.32% for the period ending March 31, 2000, compared to 4.26% for the same period in 1999. The slight increase in net interest spread is due to the quicker repricing of the Company's earning assets in a period of rising interest rates. Net interest income as a percentage of average interest earning assets, or the net interest margin, decreased to 5.02% for the period ending March 31, 2000, compared to 5.08% for the period ending March 31, 1999. The decrease in net interest margin is attributable to a greater proportionate increase in interest bearing liabilities than in interest earning assets.


PROVISION FOR CREDIT LOSSES

The allowance for credit losses at March 31, 2000 was $7.0 million, compared to $4.8 million at March 31, 1999, an increase of $2.2 million or 46.0%. As a percent of total loans, the allowance was .95% at March 31, 2000, compared to
 .90% at March 31, 1999 and .87% at December 31, 1999.

The provision for credit losses was $850,000 for the first three months of 2000, compared with $675,000 provided for the three months ended March 31, 1999, an increase of 25.9%.

Total non-performing loans as of March 31, 2000 were $3.2 million as compared to $4.8 million at March 31, 1999 and $6.2 million at December 31, 1999. Non-performing loans decreased $3.0 million during the three months ended March 31, 2000.

Net charge-offs were $170,000 for the three months ended March 31, 2000. This represents an increase of $13,000 when compared to $157,000 in net charge offs for the same period in 1999.

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

Management of the Company believes the consolidated allowance at March 31, 2000, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary banks' loan portfolios.


NON-INTEREST INCOME

Total non-interest income amounted to $2.0 million for the three months ended March 31, 2000 representing an increase of $.5 million or 35.8% compared with the same period in the prior year. The primary reason for the increase in non-interest income was a $535,000 increase in service charges on deposits, which includes income generated by KRB of $91,000. Other significant items were a reduction in the gain on sale of loans of $172,000 and additional other income from KRB of $102,000 that includes $73,000 in fees collected from funding mortgage loans.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 2000 was $9.8 million, an increase of $1.4 million or 17.0% as compared to the same period in 1999. After adjusting for $.7 million in merger and one-time related expenses, non-interest expense for the three months ended March 31, 1999 was $7.6 million. The increase in the first three months of 2000 was $2.1 million or 27.7%.

Salary expense during the three months ended March 31, 2000 was $3.7 million, an increase of $634,000 or 20.7% over the comparable period in 1999. The growth in salary expense is attributable to the acquisition of KRB, merit increases, paid commissions and performance incentives.

Employee benefits expense was $1.3 million for the period ending March 31, 2000, an increase of $409,000 or 46.7% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed acquisition of KRB and increased 401K and ESOP funding costs.

Occupancy expense was $734,000 for the three-month period ended March 31, 2000, an increase of $89,000 or 13.9% as compared to the first three months in 1999. Furniture and equipment expense was $735,000 for the three-month period ended March 31, 2000, an increase of $117,000 or 18.9% from the same period in 1999. These increases were primarily the result of the acquisition previously discussed and increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $3.3 million during the three-month period ended March 31, 2000, an increase of $169,000 or 5.4% from the same period in the prior year. Increases in legal and professional fees along with the increased amortization of intangibles offset by a decrease in merger related expenses were the primary causes for the increase in this category.


INCOME TAXES

Income tax expense for the three months ending March 31, 2000 was $871,000 as compared with $564,000 for the same period in 1999. The increase in expense was primarily attributable to a $2.9 million increase in taxable operating income offset by a $719,000 increase in non-interest expense as adjusted for non-taxable merger related costs. The Company's effective tax rate was 32.1% for the three months ended March 31, 2000 as compared to 29.3% for the same period in the prior year adjusted for non-taxable merger related costs.



CAPITAL RESOURCES

Total stockholders' equity as of March 31, 2000 was $59.6 million, which represented an increase of $1.4 million from December 31, 1999, and $3.8 million from March 31,

1999. The increase since December 31, 1999 included $1.8 million in net income and a $685,000 increase in the cumulative unrealized loss on securities classified as available for sale. The increase since March 31, 1999 included $7.0 million in net income and a $4.7 million increase in the cumulative unrealized loss on securities classified as available for sale.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At March 31, 2000 the Tier 1 and total risk based capital ratios were 8.51% and 9.49%, respectively, compared to 11.51% and 12.52%, respectively, at March 31, 1999. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 6.79% at March 31, 2000, compared to 9.16% at March 31, 1999. The Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company's consolidated liquidity position remained adequate to meet future contingencies. At March 31, 2000 the Company had $121.5 million in net Federal funds purchased and FHLB advances outstanding. This compared to $6.7 million in net Federal funds outstanding at March 31, 1999. Since December 31, 1999, net Federal funds purchased and FHLB advances have increased $3.7 million. The Company's consolidated liquidity ratio at March 31, 2000 was 20.3%. This ratio represented a decrease from 27.9% at March 31, 1999 and a decrease from 25.6% at December 31, 1999.

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

The subsidiary banks utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The subsidiary banks' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates. The following tables present the Company's projected changes in NPV and net interest income for the various rate shock levels as of March 31, 2000.

                                    VIB CORP
                          Change in Net Portfolio Value
                                at March 31, 2000

                                 NET
                              PORTFOLIO         ACTUAL         PERCENTAGE
CHANGE IN INTEREST RATES        VALUE           CHANGE           CHANGE
------------------------      ---------        --------        ----------
                                        (Dollars in Thousands)
300 basis point rise           $164,713        ($ 7,159)           -4.2%
200 basis point rise            170,273          (1,600)           -0.9%
100 basis point rise            172,898           1,026              0.6%
Base Rate Scenario              171,872            --               --
100 basis point decline         166,689          (5,184)           -3.0%
200 basis point decline         157,204         (14,669)           -8.5%
300 basis point decline         136,166         (35,706)          -20.8%


                          Change in Net Interest Income
                                at March 31, 2000

                             NET INTEREST         ACTUAL           PERCENTAGE
CHANGE IN INTEREST RATES    INCOME (000'S)     CHANGE (000'S)    CHANGE (000'S)
------------------------    --------------     --------------    --------------
                                           (Dollars in Thousands)
300 basis point rise           $ 42,836             1,306                3.1%
200 basis point rise             42,548             1,018                2.4%
100 basis point rise             42,120               590                1.4%
Base Rate Scenario               41,530              --                 --
100 basis point decline          40,783              (747)             -1.8%
200 basis point decline          39,064            (2,466)             -5.9%
300 basis point decline          37,600            (3,930)             -9.5%

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

At March 31, 2000 the Company had adequate liquidity to meet its anticipated funding needs.


INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.3% at March 31, 2000 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.


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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

        The following exhibits are filed as a part of this report:

Regulation S-K
Exhibit No.                      Description                              Page
-----------                      -----------                              ----
27                        Financial Data Schedule                          23

        (b)    Current Reports on Form 8-K:

        During the quarter ended March 31, 2000 the Company filed a Current Report on Form 8-K as follows:

Description                                                      Date of Report
-----------                                                      --------------
Consummation of Kings River State Bank acquisition               January 7, 2000

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VIB CORP

Date:  May 10, 2000

                                          /s/ Dennis L. Kern
                                         ---------------------------------------
                                         Dennis L. Kern,
                                         President and Chief Executive Officer


                                          /s/ Harry G. Gooding, III
                                         ---------------------------------------
                                         Harry G. Gooding, III,
                                         Executive Vice President and Chief
                                         Financial Officer