Form 10-Q
period 2000-06-30
VIB CORP
filed 2000-08-10
CIK 1051345

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from             to
                               ------------   -------------------

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

Yes  [X]       No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,815,411 shares as of August 8, 2000.

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended June 30, 2000 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended June 30, 2000 have been made. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                        June 30,2000 and December 31,1999
                                   (Unaudited)

                                                                     June 30               December 31
                                                                       2000                    1999
                                                                 ---------------         ---------------
ASSETS

Cash and due from banks                                          $    48,412,289         $    45,392,374
Federal funds sold                                                             0                 366,296
                                                                 ---------------         ---------------
                   Total cash and cash equivalents                    48,412,289              45,758,670

Interest bearing deposits                                                818,016                 523,243

Investment Securities: (note B)
        Securities available for sale                                187,724,000             159,086,627
        Securities held to maturity                                    2,676,860               2,921,978
                                                                 ---------------         ---------------
                   Total investment securities                       190,400,860             162,008,605

Federal Home Loan and Federal Reserve Bank stock, at cost              8,245,300              11,885,800

Loans: (note C)
        Commercial                                                   116,616,670             129,275,430
        Agricultural                                                  65,780,830              50,853,898
        Real estate-construction                                     108,376,886              89,167,767
        Real estate-other                                            432,709,283             344,378,738
        Consumer                                                      45,310,687              43,082,863
                                                                 ---------------         ---------------
                   Total Loans                                       768,794,356             656,758,696

Net deferred loan fees                                                (3,892,197)             (3,303,169)
Allowance for credit losses                                           (7,577,554)             (5,696,222)
                                                                 ---------------         ---------------
                   Net Loans                                         757,324,605             647,759,305

Premises and equipment                                                13,367,764              12,130,243
Other real estate owned                                                1,550,323               1,304,729
Cash surrender life insurance                                         16,634,788              14,294,521
Deferred tax asset                                                     7,647,708               7,622,616
Intangible assets                                                     17,728,392               5,139,322
Accrued interest and other assets                                     12,420,504               9,700,618
                                                                 ---------------         ---------------

TOTAL ASSETS                                                     $ 1,074,550,549         $   918,127,672
                                                                 ===============         ===============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                        June 30,2000 and December 31,1999
                                   (Unaudited)

                                                              June 30              December 31
                                                               2000                    1999
                                                          ---------------         ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                         $   191,471,701         $   174,711,805
       Money Market and NOW                                   174,223,501             133,592,522
       Savings                                                 67,406,268              64,004,639
       Time deposits under $100,000                           254,926,885             183,862,025
       Time deposits $100,000 and over                        179,005,658             145,161,883
                                                          ---------------         ---------------
                  Total Deposits                              867,034,013             701,332,874

Fed funds purchased                                                  --                15,550,000
Federal Home Loan Bank advances                               113,900,000             112,200,000
Capital lease obligations                                       2,942,135               2,924,310
Company-obligated mandatorily redeemable
    Capital Securities of subsidiary trust holding
    solely Subordinated Debentures of the Company              22,400,000              22,400,000
Accrued interest and other liabilities                          6,441,666               5,475,128
                                                          ---------------         ---------------
                  Total Liabilities                         1,012,717,814             859,882,312

Stockholders' Equity:
       Preferred shares, no par value;
         10,000,000 shares authorized;
         issued 0 shares in 2000 and 1999                            --                      --
       Common shares,no par value, Authorized
         25,000,000 in 2000 and 1999,
         Outstanding: 11,815,411 in 2000 and
         11,786,328 in 1999                                    59,722,360              57,449,500
       Undivided Profits                                        6,941,589               5,252,469
       Accumulated other comprehensive
         income, net of tax of $3,344,151 in
         2000 and $3,102,348 in 1999                           (4,831,214)             (4,456,609)
                                                          ---------------         ---------------
                  Total Stockholders' Equity                   61,832,735              58,245,360
                                                          ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,074,550,549         $   918,127,672
                                                          ===============         ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               For the Three Month               For the Six Month
                                                                  Periods Ended                    Periods Ended
                                                             June 30,        June 30,         June 30,         June 30,
                                                               2000            1999             2000             1999
                                                           -----------      -----------      -----------      -----------
Interest Income:
      Interest and Fees on Loans                           $18,332,905      $13,050,330      $35,738,375      $24,858,406
      Interest on Investment Securities-Taxable              2,302,771        1,834,827        4,551,705        3,511,071
      Interest on Investment Securities-Nontaxable             682,442          634,018        1,363,981        1,172,880
      Other Interest Income                                     19,050           73,179           65,213          467,791
                                                           -----------      -----------      -----------      -----------
Total Interest Income                                       21,337,168       15,592,354       41,719,274       30,010,148

Interest Expense:
      Interest on Money Market and NOW                       1,279,460          814,696        2,442,733        1,664,380
      Interest on Savings Deposits                             296,001          399,431          604,418          798,594
      Interest on Time Deposits                              5,828,411        3,833,127       10,962,387        7,663,968
      Interest on Other Borrowings                           2,702,792        1,183,748        5,171,911        1,760,934
                                                           -----------      -----------      -----------      -----------
Total Interest Expense                                      10,106,664        6,231,002       19,181,449       11,887,876
                                                           -----------      -----------      -----------      -----------

Net Interest Income                                         11,230,504        9,361,352       22,537,825       18,122,272

Provision for Credit Losses                                    700,000          675,000        1,550,000        1,350,000
                                                           -----------      -----------      -----------      -----------

Net Interest Income after Provision for Credit Losses       10,530,504        8,686,352       20,987,825       16,772,272

Non-interest Income:
      Service Charges and Fees                               1,679,246        1,192,229        3,193,156        2,171,228
      Gain on Sale of Loans and Servicing Fees                 341,674          427,410          623,343          859,152
      Gain/(Loss) on Sale of Securities                           --              6,251             --              6,251
      Other Income                                             447,815          115,713          666,049          187,942
                                                           -----------      -----------      -----------      -----------
Total Non-interest Income                                    2,468,735        1,741,603        4,482,548        3,224,573

Non-interest Expense:
      Salaries and Employee Benefits                         5,076,600        3,784,067       10,060,664        7,724,813
      Occupancy Expenses                                       767,770          654,548        1,501,410        1,298,809
      Furniture and Equipment                                  773,556          594,743        1,508,651        1,212,881
      Other Expenses (note D)                                3,439,974        2,816,256        6,746,750        5,953,907
                                                           -----------      -----------      -----------      -----------
Total Non-interest Expense                                  10,057,900        7,849,614       19,817,475       16,190,410
                                                           -----------      -----------      -----------      -----------

Income Before Income Taxes                                   2,941,339        2,578,341        5,652,898        3,806,435

Income Taxes                                                   962,925          849,710        1,834,250        1,413,596
                                                           -----------      -----------      -----------      -----------

Net Income                                                 $ 1,978,414      $ 1,728,631      $ 3,818,648      $ 2,392,839
                                                           ===========      ===========      ===========      ===========

Per Share Data: (note E)

      Net Income - Basic                                   $      0.17      $      0.15      $      0.32      $      0.21

      Net Income - Diluted                                 $      0.17      $      0.15      $      0.32      $      0.21


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                 For the Six-Month
                                                                                   Periods Ended
                                                                                      June 30,
                                                                           ---------------------------------
                                                                               2000                1999
                                                                           -------------       -------------
Cash flow from operating activities:
Net income                                                                 $   3,818,648       $   2,392,839
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                              1,781,386           1,133,494
    Deferred income taxes                                                        216,711            (334,115)
    Provision for credit losses                                                1,550,000           1,350,000
    Originations of loans held for sale                                      (16,291,066)        (36,041,749)
    Proceeds from sale of loans                                               20,213,062          43,022,281
    Net gain on loan sales and securitization                                   (385,898)           (681,705)
    Gain on sale of other real estate owned                                      (73,338)            (45,401)
    Net (increase)/decrease in cash surrender value of life insurance           (540,267)           (203,880)
    Net realized gains in available for sale securities                               --              (6,251)
    Net amortization of premium/discount on available
      for sale securities                                                         17,882             123,410
    Net change in accrued interest, other assets,
      and other liabilities                                                   (1,114,521)         (2,332,091)
                                                                           -------------       -------------

       Net cash provided by operating activities                               9,192,599           8,376,832

    Cash flow from investing activities:
      Purchases of investment securities                                      (9,569,724)        (79,782,082)
      Net cash received from purchase of branches                                     --         110,295,948
      Net cash used for purchase of King's River State Bank                  (15,596,765)                 --
      Net cash (paid)/received for the purchase and settlement
          of life insurance                                                   (1,800,000)          1,012,770
      Proceeds from sales of other real estate owned                           1,472,593             390,439
      Proceeds from sales of investment securities                                    --           1,104,583
      Proceeds from maturities of investment securities                       10,655,693          18,281,201
      Loans granted net of repayments                                        (62,333,702)        (82,612,483)
      Premises and equipment expenditures                                     (1,489,500)           (884,746)
      Net increase in interest bearing deposits                                 (294,773)            (16,685)
                                                                           -------------       -------------

       Net cash used by investing activities                                 (78,956,178)        (32,211,055)

    Cash flow from financing activities:
      Net increase/(decrease) in demand deposits and savings                  16,594,716          (8,374,660)
      Net increase/(decrease) in time deposits                                77,061,324         (26,953,462)
      Net change in capitalized lease obligations                                 17,825              21,249
      Net change in fed funds purchased                                      (15,550,000)         38,500,000
      Net change in other borrowings                                          (5,850,000)          7,500,000
      Proceeds from Capital Securities                                                --          22,400,000
      Payments for dividends                                                      (6,868)            (17,053)
      Proceeds from exercise of stock options and warrants                       150,201             142,576
                                                                           -------------       -------------

       Net cash provided by financing activities                              72,417,198          33,218,650

       Net change in cash and cash equivalents                             $   2,653,619       $   9,384,427
                                                                           =============       =============

   Cash and cash equivalents:
        Beginning of period                                                $  45,758,670       $  35,308,264

        End of period                                                      $  48,412,289       $  44,692,691

    Supplemental disclosure of cash flow information:
                             (in Thousands)
    Cash paid for interest expense                                         $      18,281       $      11,887
    Cash paid (received) for income taxes                                  $       3,583       $       1,764


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                 Common Shares                         Accumulated
                                                         ---------------------------                      Other
                                                         Number of                       Undivided    Comprehensive
                                                           Shares          Amount         Profits         Income           Total
                                                         ----------     ------------    -----------   -------------     -----------
Balance January 1, 1999                                  10,513,543     $ 50,445,799    $ 5,052,918     $   103,430     $55,602,147

Comprehensive Income
     Net income                                                                           5,865,723                       5,865,723
     Other comprehensive income
         Unrealized losses on securities, net
         of taxes of $3,173,065                                                                          (4,559,004)     (4,559,004)
           Less reclassification adjustments for gains
            included in net income,net of taxes of $720                                                      (1,035)         (1,035)
                                                                                                                        -----------
     Total other comprehensive income                                                                                    (4,560,039)
                                                                                                                        -----------
Total Comprehensive income                                                                                                1,305,684

Cash dividends                                                                              (26,326)                        (26,326)

Stock dividend                                              646,076        5,639,846     (5,639,846)                              -

Exercise of stock options                                   283,408        1,363,674                                      1,363,674
     Including the realization of
     Tax benefits of $224,000

Exercise of stock warrants                                       10              181                                            181

                                                         ----------     ------------    -----------     -----------     -----------
Balance at December 31, 1999                             11,443,037       57,449,500      5,252,469      (4,456,609)    $58,245,360

Comprehensive Income
     Net income                                                                           3,818,648                       3,818,648
     Other comprehensive income
         Unrealized losses on securities, net
         of taxes of $241,803                                                                              (374,605)       (374,605)
                                                                                                                        -----------
Total Comprehensive income                                                                                                3,444,043

Cash dividends                                                                               (6,869)                         (6,869)

Stock dividend (note F)                                     343,056        2,122,659     (2,122,659)

Exercise of stock options                                    29,318          150,201                                        150,201

                                                         ----------     ------------    -----------     -----------     -----------
Balance at June 30, 2000                                 11,815,411     $ 59,722,360    $ 6,941,589     $(4,831,214)    $61,832,735
                                                         ==========     ============    ===========     ===========     ===========

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

 (B) Investment Securities

The Company's investment securities portfolio at June 30, 2000 had a net unrealized loss of approximately $8,269,000, as compared with a net unrealized loss of approximately $7,645,000 at December 31, 1999, an increase during the six months beginning January 1, 2000 of $624,000. The change for the period is attributable to a rising interest rate environment and the recomposition of the portfolio due to the acquisition of Kings River State Bank.

                              Investment Securities

                                                   June 30, 2000
                                  --------------------------------------------------
                                                  Gross         Gross
                                  Amortized     Unrealized    Unrealized       Fair
            ($ In 000's)            Cost          Gains        Losses         Value
            ------------------------------------------------------------------------
Available-for Sale Securities:

  U.S. Treasury Securities        $  1,131      $      7            --      $  1,138
  U.S. Government and
    Agency Securities               85,195            11      $  3,619        81,587
  State and Political Subd.         68,100            36         3,012        65,124
  Mortgage-Backed Securities        39,113            35           982        38,166
  Other Equity                       2,360            --           651         1,709
                                  --------      --------      --------      --------
                                  $195,899      $     89      $  8,264      $187,724

Held-to-Maturity Securities:

  Mortgage-Backed Securities      $  2,677         $ -0-      $     94      $  2,583

                                                                 December 31, 1999
                                             ----------------------------------------------------
                                                             Gross         Gross
                                             Amortized    Unrealized     Unrealized       Fair
            ($ In 000's)                       Cost          Gains         Losses         Value
            -------------------------------------------------------------------------------------
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


        Investment securities carried at approximately $157,539,000 and $146,002,000, at June 30, 2000 and December 31,1999, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.


 (C) Loans

        The Company's loan portfolio consists primarily of loans to borrowers within southern and central California, Las Vegas, Nevada and Yuma, Arizona. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolio are, to some degree, concentrated in those industries.

        The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At June 30, 2000 and December 31,1999 the Company was servicing approximately $147,505,000 and $146,432,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

                                                     June 30, 2000     December 31,1999
                                                     -------------     ----------------
($ In 000's)
Balance at beginning of year                             $5,696            $4,296
Additions to the allowance charged to expense             1,550             2,592
Additions due to purchase of Kings River
  State Bank                                                654                --
Recoveries on loans charged off                              76                62
Loans charged off                                           398             1,254
                                                         ------            ------
Balance at end of period                                 $7,578            $5,696

A summary of nonperforming loans and assets follows:


                                                 June 30, 2000     December 31,1999
                                                 -------------     ----------------
($ In 000's)
Non-accrual loans                                    $3,812             $6,185
Loans 90 days past due and still accruing                13                 16
                                                     ------             ------
        Total nonperforming loans                     3,825              6,201
Other Real Estate Owned                               1,576              1,305
                                                     ------             ------
        Total nonperforming assets                   $5,401             $7,506

Nonperforming loans to total ending loans               .50%               .95%
Nonperforming assets to total loans and
        Other Real Estate Owned                         .70%              1.15%


(D)  Other Expenses

        Other expenses for the periods indicated are as follows:

($ In 000's)                       June 30, 2000      June 30, 1999
                                   -------------      -------------
Data Processing                        $1,359            $1,107
Advertising                               319               257
Legal and Professional                  1,393               926
Regulatory Assessments                     85               127
Insurance                                  94               112
Amortization of Intangibles               527               198
Office Expenses                         1,152             1,005
Promotion                                 807               757
Merger Related                             --               665
Other                                   1,011               800
                                       ------            ------

Total Other Expenses                   $6,747            $5,954


(E)     Earnings Per Share

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 11,810,464 for the six months ended June 30, 2000 and 11,505,175 for the six months ended June 30, 1999; 11,815,411 for the three months ended June 30, 2000 and 11,508,441 for the three months ended June 30, 1999.

        Diluted earnings per share for the three and six-month periods ended June 30, 2000 and 1999, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

(F)     Stock Dividend

        At a regularly scheduled Board meeting held on March 21,2000, the Board of Directors of the Company approved a 3% stock dividend for shareholders of record on May 26,2000. The dividend was paid on June 9, 2000. Consequently, all per share information has been restated to reflect the effect of the stock dividend.

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


GENERAL

VIB Corp's financial performance through the second quarter of 2000 continued to be indicative of the execution of business plans that facilitate the Company's strategic direction. Improvement in overall efficiency was evident in the continued integration of VIB Corp's first quarter 2000 acquisition of Kings River State Bank, headquartered in Reedley, California. In addition, strong credit quality and significant business demand in the markets the Company serves contributed greatly to the second quarter results.

VIB Corp was incorporated on November 7, 1997 under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of Valley Independent Bank's Common Stock was converted into one share of the Company's Common Stock and all outstanding shares of Valley Independent Bank's Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase Valley Independent Bank's Common Stock, issued in connection with the Bank's 1997 unit offering, was converted into a warrant to purchase the Company's Common Stock. The warrants expired on October 29,1999.

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

Consolidated net income for the six months ended June 30, 2000 was $3.8 million or $.32 per share fully diluted based upon average shares outstanding of 11,835,450. This compares with net income of $3.1 million, adjusted for merger and related non-recurring costs, or $.27 per share fully diluted based upon the average shares outstanding of 11,648,716 for the same period in 1999.

Net income for the three months ending June 30, 2000 was $2.0 million, or $.17 per share fully diluted based upon average shares outstanding of 11,831,922. This compared with net earnings of $1.7 million, or $.15 per share fully diluted based upon the average shares outstanding of 11,592,478 for the same period in 1999.

On March 21, 2000, the Board of Directors approved a 3% stock dividend for shareholders of record on May 26, 2000. The dividend was paid on June 9, 2000. All per share figures have been retroactively adjusted for this and previous stock dividends and splits.

Total gross loans at June 30, 2000 were $764.9 million, which represented an increase of $111.4 million or 17.1% from December 31, 1999. This increase includes the acquisition of $54.4 million in loans pursuant to the merger with KRB. Since June 30, 1999, total gross loans have increased $191.3 million or 33.3%.

On July 26, 2000, the Company raised approximately $10.0 million in net proceeds from an offering of "trust preferred" securities in a private placement conducted as a part of a pooled offering sponsored by First Union Securities, Inc. The proceeds will be used to increase Valley Independent Bank's capital by at least $8.5 million, with the balance to be used for general corporate purposes. The Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I (the "Trust"), for the specific purpose of: (1) investing in the Company's 11.695% Junior Subordinated Notes (the "Notes"), due July 19, 2030; (2) selling 11.695% Preferred Securities (the "Preferred Securities"), representing a 97% beneficial interest in the Notes owned by the Trust; and (3) issuing Common Securities (the "Common Securities") to the Company, representing a 3% beneficial interest in the Notes owned by the Trust.

On July 12, 2000, the Company entered into a Placement Agent Agreement (the "Agreement") with First Union Securities, Inc. (the "Placement Agent"). On July 26, 2000, the Company issued $10.309 million in Notes to the Trust. Concurrently, the Trust issued $10.0 million of the Preferred Securities to the Placement Agent and $309,000 of the Common Securities to the Company. The Notes were purchased by the Trust concurrently with the Trust's issuance of the Preferred Securities and the Common Securities. The proceeds to the Company, net of the Placement Agent's fees and other offering expenses, was approximately $9.6 million, which will be treated as Tier II capital for regulatory purposes.

The interest on the Notes will be deductible and paid by the Company and represents the sole source of the Trust's revenues available for distributions to the holders of the Preferred Securities. The Company has the right, assuming that no default has occurred regarding the Notes, to defer interest payments on the Notes, at any time and for a period of up to twenty consecutive calendar quarters. The Preferred Securities will mature concurrently with the notes on July 19, 2030; but can be called after July 10, 2010.


YEAR 2000 READINESS COMPLIANCE

During 1999 and earlier the Company and its banking subsidiaries evaluated, tested and upgraded computer systems to assure proper recognition of date sensitive information when the date changed to the year 2000 ("Y2K"). Computer systems that did not properly recognize the year 2000 would have generated erroneous data or caused the system to fail.

VIB expended $523,000 through December 31, 1999 on Y2K compliance. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware purchased through December 31,1999 was approximately $281,000 for Stockdale. Subsequent to the year 2000 rollover date there have been no related losses and no material costs at any of the subsidiaries.


NET INTEREST INCOME

Average interest earning assets totaled $937.6 million during the six months ending June 30, 2000, an increase of $220.2 million or 30.7% compared to the same period last year. All comparative areas of earning assets grew significantly. This growth was highlighted by an increase in average total loans of $209.4 million or 39.8% to $734.9 million as compared to average loans of $525.5 million for the six-month period ended June 30, 1999. Average interest bearing liabilities in the first six months of 2000 increased $216.4 million or 37.4% to average $794.6 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $112.6 million or 21.4% to $639.2 million. Average borrowed funds increased $103.8 million or 201.2% to $155.4 million during the same time frame. These comparative changes in average deposits and borrowed funds include the effects of the merger with KRB, discussed earlier.

Interest income for the six-month period ending June 30, 2000 was $41.7 million, an increase of $11.7 million or 39.0% compared to the first six months in 1999. The increase in interest income was primarily the result of the volume increases previously discussed and the additional interest income provided by KRB. This increase was partially enhanced by an increased interest rate environment. The yield on interest earning assets increased 51 basis points to 8.95% for the six-month period ended June 30, 2000 from 8.44% for the comparative period last year.

Interest expense increased $7.3 million or 61.4% during the six months ended June 30, 2000 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest-bearing categories as well as a deposit mix shift towards the higher interest bearing categories. The increase was partially caused by a higher interest rate environment and the addition of interest expense from KRB. The cost of interest bearing funds increased 70 basis points from 4.15% for the six-months ended June 30, 1999 to 4.85% for the six months ended June 30, 2000.

Net interest income was $22.5 million for the six months ending June 30, 2000, representing an increase of $4.4 million or 24.4% from the same period ended June 30, 1999. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities decreased to 4.09% for the six-month period ending June 30, 2000, compared to 4.28% for the same period in 1999. The slight decrease in net interest spread is due to the large increase in short-term borrowed funds in a period of rising interest rates. Net interest income as a percentage of average interest earning assets, or the net interest margin, decreased to 4.83% for the period ending June 30, 2000, compared to 5.09% for the period ending June 30, 1999. The decrease in net interest margin is attributable to a greater proportionate increase in interest bearing liabilities than in interest earning assets and the shift to higher cost liabilities.

Interest income for the second quarter ended June 30,2000 was $21.3 million, which represented an increase of $5.7 million or 36.8% to the comparative period ending June 30,1999. Interest expense was $10.1 million for the three-month period ending June 30,2000, an increase of $3.9 million or 62.2%. Net interest income during the second quarter ending June 30,2000 was $11.2 million, an increase of $1.9 million or 20.0% for the comparative period ending June 30, 1999. The same factors affecting the first six month periods also apply to the second quarter comparison of 2000 to 1999.



PROVISION FOR CREDIT LOSSES

The allowance for credit losses at June 30, 2000 was $7.6 million, compared to $5.0 million at June 30, 1999, an increase of $2.5 million or 50.3%. As a percent of total loans, the allowance was .99% at June 30, 2000, compared to
 .88% at June 30, 1999 and .87% at December 31, 1999.

The provision for credit losses was $1,550,000 for the first six months of 2000, compared with $1,350,000 provided for the six months ended June 30, 1999, an increase of 14.8%. The provision was $700,000 for the second quarter of 2000 compared to $675,000 for the second quarter of 1999, an increase of $25,000 or 3.7%.

Total non-performing loans as of June 30, 2000 were $3.8 million as compared to $5.4 million at June 30, 1999 and $6.2 million at December 31, 1999. Non-performing loans decreased $2.4 million during the six months ended June 30, 2000.

Net charge-offs were $322,000 for the six months ended June 30, 2000. This represents a decrease of $283,000 when compared to $605,000 in net charge offs for the same period in 1999. During the second quarter ending June 30, 2000, $.2 million was recorded in net charge-offs compared to $.4 million net charge-offs in the second quarter of 1999.

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

Management of the Company believes the consolidated allowance at June 30, 2000, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary banks' loan portfolios.


NON-INTEREST INCOME

Total non-interest income amounted to $4.5 million for the six months ended June 30, 2000 representing an increase of $1.3 million or 39.0% compared with the same period in the prior year. The primary reason for the increase in non-interest income was a $1,022,000 increase in service charges on deposits, which includes income generated by KRB of $193,000. Other significant items were a reduction in the gain on sale of loans of $265,000 and additional other income from KRB of $221,000 that includes $146,000 in fees collected from funding mortgage loans.

Total non-interest income for the second quarter of 2000 was $2.5 million, an increase of $.7 million or 41.8% from the second quarter of 1999. The increase in total non-interest income is attributable to the addition of non-interest income from KRB and an increase in service charges on deposits, offset by a reduction in the gain on sale of loans.


NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 2000 was $19.8 million, an increase of $3.6 million or 22.4% as compared to the same period in 1999. After adjusting for $.7 million in merger and one-time related expenses, non-interest expense for the six months ended June 30, 1999 was $15.5 million. After adjustment, the increase in the first six months of 2000 was $4.3 million or 27.7%.

Salary expense during the six months ended June 30, 2000 was $7.5 million, an increase of $1.6 million or 27.1% over the comparable period in 1999. The growth in salary expense is attributable to the acquisition of KRB, merit increases, paid commissions and performance incentives.

Employee benefits expense was $2.6 million for the period ending June 30, 2000, an increase of $.8 million or 44.4% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed acquisition of KRB and increased 401K and ESOP funding costs.

Occupancy expense was $1,501,000 for the six-month period ended June 30, 2000, an increase of $203,000 or 15.6% as compared to the first six months in 1999. Furniture and equipment expense was $1,509,000 for the six-month period ended June 30, 2000, an increase of $296,000 or 24.4% from the same period in 1999. These increases were primarily the result of the acquisition previously discussed and increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $6.7 million during the six-month period ended June 30, 2000, an increase of $.8 million or 13.3% from the same period in the prior year. Increases in legal and professional fees along with the increased amortization of intangibles offset by a decrease in merger related expenses were the primary causes for the increase in this category.

For the second quarter of 2000, total non-interest expenses were $10.1 million, an increase of $2.2 million or 28.1% from $7.8 million for the second quarter of 1999. The increase in each category were for the same reasons as noted above for the comparable six month periods with the exception of the merger costs discussed previously.


INCOME TAXES

Income tax expense for the six months ending June 30, 2000 was $1.8 million as compared with $1.4 million for the same period in 1999. The increase in expense was primarily attributable to a $5.5 million increase in taxable operating income offset by a $4.3 million increase in non-interest expense as adjusted for non-taxable merger related costs. The Company's effective tax rate was 32.4% for the six months ended June 30, 2000 as compared to 32.8% for the same period in the prior year adjusted for non-taxable merger related costs.

Income taxes for the second quarter were $963,000, an increase of $113,000 or 13.3% from the second quarter of 1999. The increase in expense was primarily related to a $2.6 million increase in the Company's taxable operating income offset by a $2.2 million increase in non-interest expense. The Company's effective tax rate was 32.7% for the three months ended June 30, 2000 as compared to 33.0% for the same period in the prior year.



CAPITAL RESOURCES

Total stockholders' equity as of June 30, 2000 was $61.8 million, which represented an increase of $3.6 million from December 31, 1999, and $6.1 million from June 30, 1999.

The increase since December 31, 1999 included $3.8 million in net income and a $375,000 increase in the cumulative unrealized loss on securities classified as available for sale along with $142,000 received from the exercise of stock options. The increase since June 30, 1999 included $7.3 million in net income and a $2.5 million increase in the cumulative unrealized loss on securities classified as available for sale along with $1.4 million received from the exercise of stock options.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At June 30, 2000 the Tier 1 and total risk based capital ratios were 8.54% and 9.48%, respectively, compared to 11.24% and 12.50%, respectively, at June 30, 1999. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 6.78% at June 30, 2000, compared to 8.89% at June 30, 1999. The Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company's consolidated liquidity position remained adequate to meet future contingencies. At June 30, 2000 the Company had $113.9 million in net Federal funds purchased and FHLB advances outstanding. This compared to $75 million in net Federal funds and FHLB advances outstanding at June 30, 1999. Since December 31, 1999, net Federal funds purchased and FHLB advances has decreased $13.9 million. The Company's consolidated liquidity ratio at June 30, 2000 was 19.4%. This ratio represented a decrease from 26.8% at June 30, 1999 and a decrease from 25.6% at December 31, 1999.

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

The subsidiary banks utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The subsidiary banks' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates. The following tables present the Company's projected changes in NPV and net interest income for the various rate shock levels as of June 30, 2000.

                                    VIB CORP
                          Change in Net Portfolio Value
                                at June 30, 2000

                                NET PORTFOLIO           ACTUAL           PERCENTAGE
CHANGE IN INTEREST RATES            VALUE               CHANGE             CHANGE
------------------------        -------------          -------           ----------
                                           (Dollars in Thousands)
300 basis point rise               $131,655            ($20,277)            -13.3%
200 basis point rise                138,493             (13,439)             -8.8%
100 basis point rise                147,295              (4,637)             -3.1%
Base Rate Scenario                  151,932                  --                --
100 basis point decline             157,290               5,358               3.5%
200 basis point decline             154,874               2,942               1.9%
300 basis point decline             146,716              (5,216)             -3.4%


                          Change in Net Interest Income
                                at June 30, 2000

                                 NET INTEREST          ACTUAL            PERCENTAGE
CHANGE IN INTEREST RATES        INCOME (000'S)     CHANGE (000'S)      CHANGE (000'S)
------------------------        --------------     -------------       --------------
                                               (Dollars in Thousands)
300 basis point rise               $43,356             (1,336)            -3.0%
200 basis point rise                44,292               (400)            -0.9%
100 basis point rise                44,934                242              0.5%
Base Rate Scenario                  44,692                 --               --
100 basis point decline             44,992                300              0.7%
200 basis point decline             43,508             (1,184)            -2.6%
300 basis point decline             41,771             (2,921)            -6.5%


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

At June 30, 2000 the Company had adequate liquidity to meet its anticipated funding needs.


INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.2% at June 30, 2000 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 27, 2000, the shareholders of the Company held their 2000 Annual Meeting. At the Annual Meeting the following directors were elected to the term indicated:

        ONE YEAR TERM                 VOTES FOR     VOTES WITHHELD
        -------------                 ---------     --------------
        Tom Kelly                     6,884,371        608,793
        Edward McGrew                 6,871,161        622,003

        TWO YEAR TERM

        R. Stephen Ellison            6,898,603        594,561

        The following directors' terms continued after the Annual Meeting and expire in the year indicated:

        EXPIRING IN 2001

        Dennis L. Kern

        EXPIRING IN 2002

        Richard D. Foss
        Ronald A. (Rusty) Pedersen
        Alice Helen Lowery Westerfield

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

        The following exhibits are filed as a part of this report:

        Regulation S-K
        Exhibit No.                  Description                     Page
        ------------------------------------------------------------------
               27               Financial Data Schedule               24

        (b) Current Reports on Form 8-K:

        During the quarter ended June 30, 2000 the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIB CORP

Date: August 9, 2000


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