Form 10-Q
period 2000-09-30
VIB CORP
filed 2000-11-13
CIK 1051345

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                        to
                              -----------------------    ---------------------

                        Commission File Number: 333-43021
                                              -------------

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

Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,815,411 shares as of November 8, 2000.

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended September 30, 2000 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended September 30, 2000 have been made. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                     September 30,2000 and December 31,1999
                                   (Unaudited)


                                                                September 30          December 31
                                                                    2000                  1999
                                                               ---------------       ---------------
ASSETS

Cash and due from banks                                        $    37,921,216       $    45,392,374
Federal funds sold                                                   3,000,000               366,296
                                                               ---------------       ---------------
         Total cash and cash equivalents                            40,921,216            45,758,670

Interest bearing deposits                                            1,085,196               523,243

Investment Securities: (note B)
    Securities available for sale                                  189,401,721           159,086,627
    Securities held to maturity                                      2,573,491             2,921,978
                                                               ---------------       ---------------
         Total investment securities                               191,975,212           162,008,605

Federal Home Loan and Federal Reserve Bank stock, at cost            8,961,300            11,885,800

Loans: (note C)
    Commercial                                                     124,872,680           129,275,430
    Agricultural                                                    58,434,357            50,853,898
    Real estate-construction                                       124,497,327            89,167,767
    Real estate-other                                              446,614,415           344,378,738
    Consumer                                                        44,780,429            43,082,863
                                                               ---------------       ---------------
         Total Loans                                               799,199,208           656,758,696

Net deferred loan fees                                              (4,500,274)           (3,303,169)
Allowance for credit losses                                         (7,768,824)           (5,696,222)
                                                               ---------------       ---------------
         Net Loans                                                 786,930,110           647,759,305

Premises and equipment                                              13,430,208            12,130,243
Other real estate owned                                              1,598,514             1,304,729
Cash surrender life insurance                                       16,924,636            14,294,521
Deferred tax asset                                                   7,537,039             7,622,616
Intangible assets                                                   18,349,953             5,139,322
Accrued interest and other assets                                   13,171,259             9,700,618
                                                               ---------------       ---------------
TOTAL ASSETS                                                   $ 1,100,884,643       $   918,127,672
                                                               ===============       ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                     September 30,2000 and December 31,1999
                                   (Unaudited)

                                                          September 30           December 31
                                                              2000                   1999
                                                         ---------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Noninterest-bearing demand                      $   189,467,713       $   174,711,805
         Money Market and NOW                                177,943,351           133,592,522
         Savings                                              65,183,309            64,004,639
         Time deposits under $100,000                        243,278,162           183,862,025
         Time deposits $100,000 and over                     169,343,124           145,161,883
                                                         ---------------       ---------------
                        Total Deposits                       845,215,659           701,332,874

Fed funds purchased                                            1,500,000            15,550,000
Federal Home Loan Bank advances                              145,350,000           112,200,000
Capital lease obligations                                      2,948,462             2,924,310
Company-obligated mandatorily redeemable
    Capital Securities of subsidiary trusts holding
    solely Subordinated Debentures of the Company             32,400,000            22,400,000
Accrued interest and other liabilities                         7,437,975             5,475,128
                                                         ---------------       ---------------
                        Total Liabilities                  1,034,852,096           859,882,312

Stockholders' Equity:
         Preferred shares, no par value;
           10,000,000 shares authorized;
           issued 0 shares in 2000 and 1999                         --                    --
         Common shares,no par value, Authorized
           25,000,000 in 2000 and 1999,
           Outstanding: 11,815,411 in 2000 and
           11,786,328 in1999                                  59,722,360            57,449,500
         Undivided Profits                                     9,204,794             5,252,469
         Accumulated other comprehensive
           income, net of tax of $2,011,505 in
           2000 and $3,102,348 in 1999                        (2,894,607)           (4,456,609)
                                                         ---------------       ---------------
                        Total Stockholders' Equity            66,032,547            58,245,360
                                                         ---------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,100,884,643       $   918,127,672
                                                         ===============       ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                            For the Three Month                 For the Nine Month
                                                                Periods Ended                     Periods Ended
                                                        September 30,    September 30,    September 30,   September 30,
                                                            2000             1999             2000            1999
                                                        -------------    ------------     ------------    ------------
Interest Income:
       Interest and Fees on Loans                        $ 19,524,995    $ 14,053,729     $ 55,263,370    $ 38,912,135
       Interest on Investment Securities-Taxable            2,330,799       1,845,717        6,882,504       5,356,788
       Interest on Investment Securities-Nontaxable           723,593         634,473        2,087,574       1,807,353
       Other Interest Income                                   17,406          64,285           82,619         532,076
                                                         ------------    ------------     ------------    ------------
Total Interest Income                                      22,596,793      16,598,204       64,316,067      46,608,352

Interest Expense:
       Interest on Money Market and NOW                     1,465,213         855,041        3,907,946       2,519,421
       Interest on Savings Deposits                           276,138         359,673          880,556       1,158,267
       Interest on Time Deposits                            6,395,576       3,948,825       17,357,963      11,612,793
       Interest on Other Borrowings                         2,759,641       1,595,210        7,931,552       3,356,144
                                                         ------------    ------------     ------------    ------------
Total Interest Expense                                     10,896,568       6,758,749       30,078,017      18,646,625
                                                         ------------    ------------     ------------    ------------

Net Interest Income                                        11,700,225       9,839,455       34,238,050      27,961,727

Provision for Credit Losses                                   675,000         700,000        2,225,000       2,050,000
                                                         ------------    ------------     ------------    ------------
Net Interest Income after Provision for Credit Losses      11,025,225       9,139,455       32,013,050      25,911,727

Non-interest Income:
       Service Charges and Fees                             1,619,912       1,107,770        4,813,068       3,278,998
       Gain on Sale of Loans and Servicing Fees               373,651         436,853          996,994       1,296,005
       Gain/(Loss) on Sale of Securities                         --            (4,496)            --             1,755
       Other Income                                           303,493          70,744          969,542         258,687
                                                         ------------    ------------     ------------    ------------
Total Non-interest Income                                   2,297,056       1,610,871        6,779,604       4,835,445

Non-interest Expense:
       Salaries and Employee Benefits                       4,805,096       3,768,241       14,865,760      11,493,054
       Occupancy Expenses                                     859,277         672,417        2,360,687       1,971,226
       Furniture and Equipment                                764,838         657,652        2,273,489       1,870,533
       Other Expenses (note D)                              3,468,352       2,995,177       10,215,102       8,949,085
                                                         ------------    ------------     ------------    ------------
Total Non-interest Expense                                  9,897,563       8,093,487       29,715,038      24,283,898
                                                         ------------    ------------     ------------    ------------

Income Before Income Taxes                                  3,424,718       2,656,839        9,077,616       6,463,274

Income Taxes                                                1,161,513         945,905        2,995,763       2,359,501
                                                         ------------    ------------     ------------    ------------
                                                                                          ------------    ------------
Net Income                                               $  2,263,205    $  1,710,934     $  6,081,853    $  4,103,773
                                                         ============    ============     ============    ============
Per Share Data: (note E)

       Net Income - Basic                                $       0.19    $       0.15     $       0.51    $       0.36

       Net Income - Diluted                              $       0.19    $       0.15     $       0.51    $       0.35


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                             Common Shares                        Accumulated
                                                       ------------------------                      Other
                                                       Number of                   Undivided      Comprehensive
                                                        Shares         Amount        Profits         Income          Total
                                                       ----------   ------------   ------------   ------------   ------------
Balance January 1, 1999                                10,513,543   $ 50,445,799   $  5,052,918   $    103,430   $ 55,602,147

Comprehensive Income
   Net income                                                                         5,865,723                     5,865,723
   Other comprehensive income
      Unrealized losses on securities, net
      of taxes of $3,173,065                                                                        (4,559,004)    (4,559,004)
        Less reclassification adjustments for gains
        included in net income,net of taxes of $720                                                     (1,035)        (1,035)
                                                                                                                 ------------
   Total other comprehensive income                                                                                (4,560,039)
                                                                                                                 ------------
TotalComprehensive income                                                                                           1,305,684

Cash dividends                                                                          (26,326)                      (26,326)

Stock dividend                                            646,076      5,639,846     (5,639,846)

Exercise of stock options                                 283,408      1,363,674                                    1,363,674
   Including the realization of
   Tax benefits of $224,000

Exercise of stock warrants                                     10            181                                          181

                                                     ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999                           11,443,037     57,449,500      5,252,469     (4,456,609)  $ 58,245,360

Comprehensive Income
   Net income                                                                         6,081,853                     6,081,853
   Other comprehensive income
      Unrealized losses on securities, net
      of taxes of $1,085,459                                                                         1,562,002      1,562,002
                                                                                                                 ------------
Total Comprehensive income                                                                                          7,643,855

Cash dividends                                                                           (6,869)                       (6,869)

Stock dividend (note F)                                   343,056      2,122,659     (2,122,659)

Exercise of stock options                                  29,318        150,201                                      150,201

                                                     ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2000                          11,815,411   $ 59,722,360   $  9,204,794   $ (2,894,607)  $ 66,032,547
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

                            VIB CORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                               For the Nine-Month

                                                                                  Periods Ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                             2000               1999
                                                                         -------------     -------------
Cash flow from operating activities:
Net income                                                               $   6,081,853     $   4,103,773
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                            2,877,805           433,917
    Deferred income taxes                                                     (802,696)         (366,897)
    Provision for credit losses                                              2,225,000         2,050,000
    Originations of loans held for sale                                    (25,599,051)      (56,805,037)
    Proceeds from sale of loans                                             32,130,639        71,238,539
    Net gain on loan sales and securitization                               (1,066,885)       (1,013,196)
    Gain on sale of other real estate owned                                    (73,338)          (49,045)
    Net (increase)/decrease in cash surrender value of life insurance         (830,115)          406,950
    Net realized gains in available for sale securities                           --              (1,755)
    Net amortization of premium/discount on available
      for sale securities                                                      (81,411)          192,988
    Net change in accrued interest, other assets,
      and other liabilities                                                 (2,130,591)         (975,326)
                                                                         -------------     -------------

        Net cash provided by operating activities                           12,731,210        19,214,911

Cash flow from investing activities:
  Purchases of investment securities                                       (12,430,113)      (81,435,858)
  Net cash received from purchase of branches                                     --         110,295,948
  Net cash used for purchase of King's River State Bank                    (15,596,765)             --
  Net cash (paid)/received for the purchase and settlement
    of life insurance                                                       (1,800,000)       (5,773,747)
  Proceeds from sales of other real estate owned                             1,472,593           620,276
  Proceeds from sales of investment securities                                    --           2,485,943
  Proceeds from maturities of investment securities                         14,594,275        20,641,178
  Loans granted net of repayments                                          (94,591,003)     (135,114,392)
  Premises and equipment expenditures                                       (2,210,869)       (1,480,857)
  Net increase in interest bearing deposits                                   (561,953)           88,306
                                                                         -------------     -------------

        Net cash used by investing activities                             (111,123,835)      (89,673,203)

Cash flow from financing activities:
  Net increase/(decrease) in demand deposits and savings                    16,087,619       (26,069,892)
  Net increase/(decrease) in time deposits                                  55,750,067          (812,254)
  Net change in capitalized lease obligations                                   24,152            29,475
  Net change in fed funds purchased                                        (14,050,000)       61,700,000
  Net change in other borrowings                                            25,600,000         6,500,000
  Proceeds from Capital Securities                                          10,000,000        22,400,000
  Payments for dividends                                                        (6,868)          (17,053)
  Proceeds from exercise of stock options and warrants                         150,201           206,538
                                                                         -------------     -------------

        Net cash provided by financing activities                           93,555,171        63,936,814

        Net change in cash and cash equivalents                          ($  4,837,454)    ($  6,521,478)
                                                                         =============     =============

Cash and cash equivalents:
  Beginning of period                                                    $  45,758,670     $  35,308,264

  End of period                                                          $  40,921,216     $  28,786,786

Supplemental disclosure of cash flow information:
   (in Thousands)
Cash paid for interest expense                                           $      29,733     $      18,679
Cash paid (received) for income taxes                                    $       1,517     $       1,930



               The accompanying notes are an integral part of the
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A) General

     See Note A of Notes to Financial Statements incorporated by reference in the Company's 1999 Annual Report on Form 10-K for a summary of significant accounting policies.
     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1999 Annual Report on Form 10-K, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB CORP include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, Bank of Stockdale, Kings River State Bank, Valley Capital Trust and VIBC Capital Trust I. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period's classifications.

(B) Investment Securities

The Company's investment securities portfolio at September 30, 2000 had a net unrealized loss of approximately $4,906,000, as compared with a net unrealized loss of approximately $7,645,000 at December 31, 1999, a decrease during the nine months beginning January 1, 2000 of $2,739,000. The change for the period is attributable to a rising interest rate environment offset to a greater degree by the recomposition of the portfolio due to the acquisition of Kings River State Bank.

                              Investment Securities

                               September 30, 2000
                             -----------------------

                                                                  Gross        Gross
                                    Amortized    Unrealized    Unrealized      Fair
         ($ In 000's)                  Cost         Gains        Losses        Value
                                    ---------------------------------------------------
Available-for Sale Securities:

  U.S. Treasury Securities          $  2,171      $     11      $      1      $  2,181
  U.S. Government and
    Agency Securities                 84,543            62         2,276        82,329
  State and Political Subd            67,267           470         1,908        65,829
  Mortgage-Backed Securities          38,051            60           682        37,429
  Other Equity                         2,275             1           642         1,634
                                    --------      --------      --------      ---------
                                    $194,307      $    604      $  5,509      $189,402

Held-to-Maturity Securities:

  Mortgage-Backed Securities        $  2,573      $    -0-      $     55      $  2,518


                                December 31, 1999
                       -----------------------------------


                                                                       Gross          Gross
                                          Amortized     Unrealized   Unrealized       Fair
         ($ In 000's)                        Cost         Gains        Losses         Value
                                          -------------------------------------------------
Available-for Sale Securities:

U.S. Treasury Securities                   $    597      $     10          --        $    607
U.S. Government and
    Agency Securities                        77,890            11      $  2,921        74,980
State and Political Subd                     56,999            10         3,274        53,735
Mortgage-Backed Securities                   29,409             7           778        28,638
Other Equity                                  1,750          --             623         1,127
                                           --------      --------      --------      --------
                                           $166,645      $     38      $  7,596      $159,087

         Held-to-Maturity Securities:

  Mortgage-Backed Securities               $  2,922      $   --        $     87      $  2,835



     Investment securities carried at approximately $151,239,000 and $146,002,000, at September 30, 2000 and December 31,1999, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.

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

     The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At September 30, 2000 and December 31,1999 the Company was servicing approximately $155,337,000 and $146,432,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:


                                               September 30, 2000        December 31,1999
                                               ------------------        ----------------
($ In 000's)
Balance at beginning of year                       $5,696                     $4,296
Additions to the allowance charged to expense       2,225                      2,592
Additions due to purchase of Kings River
    State Bank                                        654                       --
Recoveries on loans charged off                       147                         62
Loans charged off                                     953                      1,254
Balance at end of period                           $7,769                     $5,696


A summary of nonperforming loans and assets follows:


                                            September 30, 2000      December 31,1999
                                            ------------------      ----------------
($ In 000's)
Non-accrual loans                                $3,727                   $6,185
Loans 90 days past due and still accruing           365                       16
                                                 ------                   ------
         Total nonperforming loans                4,092                    6,201
Other Real Estate Owned                           1,598                    1,305
                                                 ------                   ------
         Total nonperforming assets              $5,690                   $7,506

Nonperforming loans to total ending loans           .51%                     .95%
Nonperforming assets to total loans and
         Other Real Estate Owned                    .71%                    1.15%


(D) Other Expenses

     Other expenses for the periods indicated are as follows:


($ In 000's)                    September 30, 2000       September 30, 1999
                                ------------------       ------------------

Data Processing                      $ 2,011                 $ 1,654
Advertising                              435                     401
Legal and Professional                 2,023                   1,577
Regulatory Assessments                   172                     201
Insurance                                213                     166
Amortization of Intangibles              965                     417
Office Expenses                        1,747                   1,503
Promotion                              1,190                   1,142
Merger Related                          --                       682
Other                                  1,459                   1,206
                                      ------                 -------
Total Other Expenses                 $10,215                 $ 8,949



(E) Earnings Per Share

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 11,811,723 for the nine months ended September 30, 2000 and 11,511,124 for the nine months ended September 30, 1999; 11,815,411 for the three months ended September 30, 2000 and 11,522,734 for the three months ended September 30, 1999.
     Diluted earnings per share are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods as follows: 11,833,783 for the nine months ended September 30, 2000 and 11,630,410 for the nine months ended September 30, 1999; 11,831,969 for the three months ended September 30, 2000 and 11,597,129 for the three months ended September 30, 1999. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

(F) Stock Dividend

     At a regularly scheduled Board meeting held on March 21,2000, the Board of Directors of the Company approved a 3% stock dividend for shareholders of record on May 26,2000. The dividend was paid on June 9, 2000. Consequently, all per share information has been restated to reflect the effect of the stock dividend.

(G) Business Combination

     On January 7, 2000 the Company acquired 100% of the outstanding common stock of Kings River Bancorp (KRB) for $21,728,277 in cash in a transaction which resulted in Kings River State Bank becoming a wholly owned subsidiary. At or for the year ended December 31, 1999 KRB had total assets of approximately $87,690,000, interest and noninterest income of approximately $7,956,000 and pretax income of approximately $1,920,000. The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16, "Business Combinations". Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from the transaction totaled $13,589,017 and will be amortized over 20 years on a straight-line basis. The results of KRB's operations have been included in those reported by the Company beginning on January 10, 2000.

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

GENERAL
-------

VIB Corp's financial performance through the third quarter of 2000 continued to be indicative of the execution of business plans that facilitate the Company's strategic direction. Improvement in overall efficiency was evident in the continued integration of VIB Corp's first quarter 2000 acquisition of Kings River State Bank, headquartered in Reedley, California. In addition, strong credit quality and significant business demand in the markets the Company serves contributed greatly to the third quarter results.

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

On July 26, 2000, the Company raised approximately $10.0 million in net proceeds from an offering of "trust preferred" securities in a private placement conducted as a part of a pooled offering sponsored by First Union Securities, Inc. The proceeds were used to increase Valley Independent Bank's capital by $8.5 million, with the balance used for general corporate purposes. The Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I (the "Trust"), for the specific purpose of: (1) investing in the Company's 11.695% Junior Subordinated Notes (the "Notes"), due July 19, 2030; (2) selling 11.695% Preferred Securities (the "Preferred Securities"), representing a 97% beneficial interest in the Notes owned by the Trust; and (3) issuing Common Securities (the "Common Securities") to the Company, representing a 3% beneficial interest in the Notes owned by the Trust.

On July 12, 2000, the Company entered into a Placement Agent Agreement (the "Agreement") with First Union Securities, Inc. (the "Placement Agent"). On July 26, 2000, the Company issued $10.309 million in Notes to the Trust. Concurrently, the Trust issued $10.0 million of the Preferred Securities to the Placement Agent and $309,000 of the Common Securities to the Company. The Notes were purchased by the Trust concurrently with the Trust's issuance of the Preferred Securities and the Common Securities. The proceeds to the Company, net of the Placement Agent's fees and other offering expenses, was approximately $9.6 million, which is treated as Tier II capital for regulatory purposes.

The interest on the Notes will be deductible and paid by the Company and represents the sole source of the Trust's revenues available for distributions to the holders of the Preferred Securities. The Company has the right, assuming that no default has occurred regarding the Notes, to defer interest payments on the Notes, at any time and for a period of up to twenty consecutive calendar quarters. The Preferred Securities will mature concurrently with the notes on July 19, 2030; but can be called after July 10, 2010. Consolidated net income for the nine months ended September 30, 2000 was $6.1 million or $.51 per share-diluted based upon average shares outstanding of 11,833,783. This compares with net income of $4.1 million, or $.35 per share-diluted based upon the average shares outstanding of 11,630,410 for the same period in 1999.

Net income for the three months ending September 30, 2000 was $2.3 million, or $.19 per share-diluted based upon average shares outstanding of 11,831,969. This compared with net earnings of $1.7 million, or $.15 per share-diluted based upon the average shares outstanding of 11,597,129 for the same period in 1999.

On March 21, 2000, the Board of Directors approved a 3% stock dividend for shareholders of record on May 26, 2000. The dividend was paid on June 9, 2000. All per share figures have been retroactively adjusted for this and previous stock dividends and splits.

Total gross loans at September 30, 2000 were $794.7 million, which represented an increase of $141.2 million or 21.6% from December 31, 1999. This increase includes the acquisition of $54.4 million in loans pursuant to the merger with KRB. Since September 30, 1999, total gross loans have increased $176.0 million or 28.4%.

In connection with the Company's strategic growth plan, Kings River State Bank plans to open full service branches in the communities of Visalia and Selma, California during the fourth quarter of the year 2000. Bank of Stockdale will open a full service branch in Las Vegas, Nevada also during the fourth quarter.

YEAR 2000 READINESS COMPLIANCE
------------------------------

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

NET INTEREST INCOME
-------------------

Average interest earning assets totaled $951.0 million during the nine months ending September 30, 2000, an increase of $211.7 million or 28.6% compared to the same period last year. All comparative areas of earning assets grew significantly. This growth was highlighted by an increase in average total loans of $198.4 million or 36.0% to $748.8 million as compared to average loans of $550.4 million for the nine-month period ended September 30, 1999. Average interest bearing liabilities in the first nine months of 2000 increased $206.1 million or 34.5% to average $802.8 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $120.9 million or 22.9% to $650.0 million. Average borrowed funds increased $85.1 million or 125.7% to $152.8 million during the same time frame. These comparative changes in average deposits and borrowed funds include the effects of the merger with KRB, discussed earlier.

Interest income for the nine-month period ending September 30, 2000 was $64.3 million, an increase of $17.7 million or 38.0% compared to the first nine months in 1999. The increase in interest income was primarily the result of the volume increases previously discussed and the additional interest income provided by KRB. This increase was partially enhanced by an increased interest rate environment. The yield on interest earning assets increased 60 basis points to 9.03% for the nine-month period ended September 30, 2000 from 8.43% for the comparative period last year.

Interest expense increased $11.4 million or 61.3% during the nine months ended September 30, 2000 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in all interest-bearing categories with a proportionately greater increase in higher costing certificate of deposits and borrowed funds as well as the addition of trust preferred debt in the third quarter. The increase was partially caused by a higher interest rate environment and the addition of interest expense from KRB. The cost of interest bearing funds increased 82 basis points from 4.18% for the nine months ended September 30, 1999 to 5.00% for the nine months ended September 30, 2000.

Net interest income was $34.2 million for the nine months ending September 30, 2000, representing an increase of $6.3 million or 22.4% from the same period ended September 30, 1999. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities decreased to 4.03% for the nine-month period ending September 30, 2000, compared to 4.25% for the same period in 1999. The decrease in net interest spread is due to the large increase in short-term borrowed funds as well as the addition of the trust-preferred debt in a period of rising interest rates. Net interest income as a percentage of average interest earning assets, or the net interest margin, decreased to 4.81% for the period ending September 30, 2000, compared to 5.06% for the period ending September 30, 1999. The decrease in net interest margin is mainly attributable to a shift to higher cost liabilities.

Interest income for the third quarter ended September 30,2000 was $22.6 million, which represented an increase of $6.0 million or 36.1% to the comparative period ending September 30,1999. Interest expense was $10.9 million for the three-month period ending September 30,2000, an increase of $4.1 million or 61.2%. Net interest income during the third quarter ending September 30,2000 was $11.7 million, an increase of $1.9 million or 18.9% for the comparative period ending September 30, 1999. The same factors affecting the first nine month periods also apply to the third quarter comparison of 2000 to 1999.

PROVISION FOR CREDIT LOSSES
---------------------------

The allowance for credit losses at September 30, 2000 was $7.8 million, compared to $5.7 million at December 31, 1999 and $5.2 million at September 30, 1999, increases of $2.1 million or 36.4% and $2.6 million or 49.5%, respectively. As a percent of total loans, the allowance was .98% at September 30, 2000, compared to .87% at December 31, 1999 and .84% at September 30, 1999.

The provision for credit losses was $2,225,000 for the first nine months of 2000, compared with $2,050,000 provided for the nine months ended September 30, 1999, an increase of 8.5%. The provision was $675,000 for the third quarter of 2000 compared to $700,000 for the third quarter of 1999, a decrease of $25,000 or 3.6%.

Total non-performing loans as of September 30, 2000 were $4.1 million as compared to $5.1 million at September 30, 1999 and $6.2 million at December 31, 1999. Non-performing loans decreased $2.1 million during the nine months ended September 30, 2000.

Net charge-offs were $806,000 for the nine months ended September 30, 2000. This represents a decrease of $344,000 when compared to $1,150,000 in net charge offs for the same period in 1999. During the third quarter ending September 30, 2000, $.5 million was recorded in net charge-offs compared to $.5 million net charge-offs in the third quarter of 1999.

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

Management of the Company believes the consolidated allowance at September 30, 2000, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary banks' loan portfolios.

NON-INTEREST INCOME
-------------------

Total non-interest income amounted to $6.8 million for the nine months ended September 30, 2000 representing an increase of $1.9 million or 40.2% compared with the same period in the prior year. The primary reasons for the increase in non-interest income was a $1,534,000 increase in service charges on deposits, which includes income generated by KRB of $299,000, and an increase in other income of $710,855 including $334,000 from KRB that includes $178,000 in fees collected from funding mortgage loans. These increases were partially offset by a reduction in gains on the sale of loans of $332,000.

Total non-interest income for the third quarter of 2000 was $2.3 million, an increase of $.7 million or 42.6% from the third quarter of 1999. The increase in total non-interest income is attributable to the addition of non-interest income from KRB and an increase in service charges on deposits, offset by a reduction in the gain on sale of loans.

NON-INTEREST EXPENSE
--------------------

Total non-interest expense for the nine months ended September 30, 2000 was $29.7 million, an increase of $5.4 million or 22.4% as compared to the same period in 1999. After adjusting for $.7 million in merger and one-time related expenses, non-interest expense for the nine months ended September 30, 1999 was $23.6 million. After the merger related adjustment in 1999 and adjusting for $3.7 million in non-interest expense attributable to KRSB in the first nine months of 2000, the increase in the first nine months of 2000 was $2.4 million or 10.2%.

Salary expense during the nine months ended September 30, 2000 was $11.1 million, an increase of $2.3 million or 26.1% over the comparable period in 1999. The growth in salary expense is attributable to the acquisition of KRB, merit increases, paid commissions and performance incentives.

Employee benefits expense was $3.9 million for the period ending September 30, 2000, an increase of $1.2 million or 44.4% from the same period in the prior year. The increase in benefits expense is attributable to the previously discussed acquisition of KRB, increased 401K and ESOP funding costs and the funding of a simplified early retirement plan.

Occupancy expense was $2,361,000 for the nine-month period ended September 30, 2000, an increase of $389,000 or 19.8% as compared to the first nine months in 1999. Furniture and equipment expense was $2,273,000 for the nine-month period ended September 30, 2000, an increase of $403,000 or 21.5% from the same period in 1999. These increases were primarily the result of the KRB acquisition and increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $10.2 million during the nine-month period ended September 30, 2000, an increase of $1.3 million or 14.1% from the same period in the prior year. Increases in data processing, legal and professional fees along with the increased amortization of intangibles offset by a decrease in merger related expenses were the primary causes for the increase in this category.

For the third quarter of 2000, total non-interest expenses were $9.9 million, an increase of $1.8 million or 22.3% from $8.1 million for the third quarter of 1999. The increases in each category were for the same reasons as noted above for the comparable nine month periods with the exception of the merger costs discussed previously.

INCOME TAXES
------------

Income tax expense for the nine months ending September 30, 2000 was $3.0 million as compared with $2.4 million for the same period in 1999. The increase in expense was primarily attributable to the additional expense of $.6 million attributable to KRSB. The Company's effective tax rate was 33.0% for both the nine months ended

September 30, 2000 as well as the same period in the prior year adjusted for non-taxable merger related costs.

Income taxes for the third quarter were $1.2 million, an increase of $216,000 or 22.8% from the third quarter of 1999. The increase in expense was primarily related to a $2.5 million increase in the Company's taxable operating income offset by a $1.8 million increase in non-interest expense. The Company's effective tax rate was 33.9% for the three months ended September 30, 2000 as compared to 35.6% for the same period in the prior year. The decline in effective tax rate is primarily attributable to an increase in tax exempt interest from municipal securities.

CAPITAL RESOURCES
-----------------

Total stockholders' equity as of September 30, 2000 was $66.0 million, which represented an increase of $7.8 million from December 31, 1999, and $9.5 million from September 30, 1999. The increase since December 31, 1999 included $6.1 million in net income and a $1.6 million decrease in the cumulative unrealized loss on securities classified as available for sale along with $150,000 received from the exercise of stock options. The increase since September 30, 1999 included $7.8 million in net income and a $.4 million decrease in the cumulative unrealized loss on securities classified as available for sale along with $1.3 million received from the exercise of stock options.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At September 30, 2000 the Tier 1 and total risk based capital ratios were 8.63% and 10.65%, respectively, compared to 10.96% and 12.09%, respectively, at September 30, 1999. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 6.90% at September 30, 2000, compared to 8.78% at September 30, 1999. The Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company's capital ratios, which place it in the "well capitalized" category, exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
----------------------------------------

The Company's consolidated liquidity position remained adequate to meet future contingencies. At September 30, 2000 the Company had $143.9 million in net Federal funds purchased and FHLB advances outstanding. This compared to $98.9 million in net Federal funds and FHLB advances outstanding at September 30, 1999. Since December 31, 1999, net Federal funds purchased and FHLB advances has increased $15.7 million. The Company's consolidated liquidity ratio at September 30, 2000 was

19.8%. This ratio represented a decrease from 22.39% at September 30, 1999 and a decrease from 25.6% at December 31, 1999.

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

The subsidiary banks utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The subsidiary banks' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates. The following tables present the Company's projected changes in NPV and net interest income for the various rate shock levels as of September 30, 2000.


                                    VIB CORP
                          Change in Net Portfolio Value
                              At September 30, 2000

                                          NET PORTFOLIO                ACTUAL             PERCENTAGE
CHANGE IN INTEREST RATES                      VALUE                    CHANGE               CHANGE
------------------------                  -------------             ------------         ------------
                                                 (Dollars in Thousands)
300 basis point rise                         $124,405                 ($28,753)             -18.8%
200 basis point rise                          132,928                  (20,230)             -13.2%
100 basis point rise                          145,013                   (8,145)              -5.3%
Base Rate Scenario                            153,158                     -                   -
100 basis point decline                       158,924                    5,766                3.8%
200 basis point decline                       158,113                    4,955                3.2%
300 basis point decline                       150,972                  (2,186)               -1.4%


                          Change in Net Interest Income
                              At September 30, 2000


                                           NET INTEREST                ACTUAL             PERCENTAGE
CHANGE IN INTEREST RATES                  INCOME (000'S)           CHANGE (000'S)       CHANGE (000'S)
------------------------                  --------------           --------------       --------------
                                                   (Dollars in Thousands)
300 basis point rise                         $ 47,918                   (1,141)              -2.3%
200 basis point rise                           48,798                     (261)              -0.5%
100 basis point rise                           49,369                      310                0.6%
Base Rate Scenario                             49,059                     -                   -
100 basis point decline                        48,344                     (715)              -1.5%
200 basis point decline                        46,658                   (2,401)              -4.9%
300 basis point decline                        44,938                   (4,121)              -8.4%


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

At September 30, 2000 the Company had adequate liquidity to meet its anticipated funding needs.

INFLATION
---------

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.2% at September 30, 2000 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

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

     Not applicable. -

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The following exhibits are filed as a part of this report:

         Regulation S-K
         Exhibit No.             Description                        Page

            27                   Financial Data Schedule              24

     (b) Current Reports on Form 8-K:

     During the quarter ended September 30, 2000 the Company filed the following Current Reports on Form 8-K:

         Description                                        Date of Report

         Issuance of Trust Preferred Securities               July 26,2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIB CORP

Date: November 9, 2000


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