Form 10-K
period 2000-12-31
VIB CORP
filed 2001-03-23
CIK 1051345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

        (MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES AT FEBRUARY 28, 2001: $105,080,160

        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 2001:
12,183,207

                       DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THE IDENTIFIED PARTS OF THIS FORM-10-K:

        VIB CORP'S 2000 ANNUAL REPORT TO SHAREHOLDERS - PART II, ITEM 5.

    2001 ANNUAL MEETING PROXY STATEMENT - PART III, ITEMS 10, 11, 12 AND 13.

                                      INDEX

                                                                             PAGE
                                                                             ----
                                     PART I
ITEM 1 - DESCRIPTION OF BUSINESS.............................................  3

ITEM 2 - DESCRIPTION OF PROPERTY............................................. 27

ITEM 3 - LEGAL PROCEEDINGS................................................... 28

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 28


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................... 28

ITEM 6 - SELECTED FINANCIAL DATA............................................. 28

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................... 30

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.................................................... 48

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 48

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE............................ 81


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 81

ITEM 11 - EXECUTIVE COMPENSATION............................................. 81

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 81

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 81


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K ....................................................... 81

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

        On September 15, 1998, the Company entered into an Agreement and Plan of Reorganization with Bank of Stockdale, F.S.B. ("Stockdale"), a federal stock savings bank headquartered in Bakersfield, California, providing for a stock-for-stock merger transaction whereby Stockdale would become the Company's wholly-owned subsidiary. The transaction was closed on January 28, 1999, and was accounted for as a pooling of interests. The Company issued approximately 2,650,949 shares of its Common Stock (as adjusted for stock dividends) in exchange for all of the issued and outstanding shares of Stockdale's common stock. (See "THE BANKING SUBSIDIARIES - Stockdale" herein.)

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

        On February 5, 1999, the Company issued $23.093 million in Debentures to the Trust. Concurrently, the Trust issued $22.4 million of the Capital Securities to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act of 1933 in a private placement and $693,000 of Common Securities to the Company. The Debentures were purchased by the Trust concurrently with the issuance of the Capital Securities and Common Securities. The proceeds to the Company, net of the fees and other offering expenses, was approximately $22.2 million which is treated as Tier 1 capital by the Company for regulatory purposes. (See "SUPERVISION AND REGULATION - The Banking Subsidiaries - Risk-Based Capital Guidelines" herein.) The Company used approximately $8.5 million of the proceeds to increase VIB's regulatory capital and $10.0 million to fund the Kings River State Bank acquisition. The remainder was used for general corporate purposes.

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


        In July 2000, the Company raised approximately $10.0 million in net proceeds from an offering of "trust preferred" securities in a private placement conducted as a part of a pooled offering sponsored by First Union Securities, Inc. ("First Union") acting as the placement agent. On July 12, 2000, the Company entered into a Placement Agent Agreement (the "Placement Agent Agreement"), with First Union. Concurrently, the Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I (the "Trust I"), for the specific purpose of: (1) investing in the Company's 11.695% Junior Subordinated Notes (the "Notes"), due July 19, 2030; (2) selling 11.695% Preferred Securities (the "Preferred Securities"), representing a 97% beneficial interest in the Notes owned by the Trust I; and (3) issuing Common Securities to the Company, representing a 3% beneficial interest in the Notes owned by the Trust I.

        On July 26, 2000, the Company issued $10.309 million in Notes to the Trust I, which, in turn, issued $10.0 million of the Preferred Securities to First Union and $309,000 of the Common Securities to the Company. The proceeds to the Company, net of First Union's fees and other offering expenses, was approximately $9.6 million, which is treated as Tier II capital for regulatory purposes. The proceeds were used to increase VIB's capital by $8.5 million, with the balance used for general corporate purposes.

        The interest on the Notes will be deductible and paid by the Company and represents the sole source of the Trust I's revenue available for distributions to the holders of the Preferred Securities. The Company has the right, assuming that no default has occurred regarding the Notes, to defer interest payments on the Notes, at any time and for a period of up to twenty consecutive calendar quarters. The Preferred Securities will mature concurrently with the Notes on July 19, 2030; but can be called after July 19, 2010.

        On December 28, 2000, the Company formed a wholly-owned subsidiary, VIBC Services Company ("VIBC Services"), for the purpose of providing centralized and consolidated support for the Company and its subsidiaries. This support would include but is not limited to: management information services, retail bank support, facilities and equipment management and courier service. VIBC Services was initially capitalized with an infusion of $500,000 from the Company.

        During 2000 the Company did not conduct any business other than through VIB, Stockdale and Kings River and as described above. At year-end, the Company had total consolidated assets of $1,143 million. Upon consummation of the transactions described above, the Company conducts its banking business only through VIB, Stockdale and Kings River (collectively, the "Banking Subsidiaries"). Neither the Company nor the Banking Subsidiaries earn revenues from sources outside of the United States.

        The Company's Internet "home page" on the World Wide Web is: http://www.vibcorp.com. VIB has a home page, located at: http://www.vibank.com.

        THE BANKING SUBSIDIARIES

        VIB

        VIB was incorporated under the laws of the State of California on March 28, 1980, and commenced operations as a California state-chartered bank on March 19, 1981. VIB's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum legal limits thereof, and VIB is a member of the Federal Reserve System. VIB's main office is located in the City of El Centro and its phone number is (760) 337-3200. VIB has branch offices in Brawley, Calexico and Holtville, in Imperial County, Blythe, Coachella, Hemet, Indio, La Quinta, Palm Desert, Thousand Palms and Palm Springs in Riverside County, and Julian and Tecate, in San Diego County, California. VIB also operates five loan production offices, located in El Centro, Orange and Rancho Mirage, California, in Yuma, Arizona, and in Las Vegas, Nevada.

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

        VIB offers a full range of commercial banking services, including the origination of commercial, U.S. Small Business Administration ("SBA"), accounts receivable, real estate, construction, home improvement, consumer, and other installment and term loans; checking, savings, time, NOW, super NOW and money-market deposit accounts; travelers' checks, pre-approved overdraft lines, and safe deposit; and other customary non-deposit banking services. VIB is a "Preferred Lender" of the SBA and, as such, is able to process SBA loans more quickly than other institutions that do not have such status. VIB is an agent for VISA(R) and MasterCard(R) credit cards and is a merchant depository for cardholder drafts under both types of credit cards. VIB is also a member of the Federal Home Loan Bank. VIB's customers include individuals, many of whom are farmers or ranchers, and small-to-medium sized businesses. Although VIB does not presently provide trust services, such services are made available to its customers through correspondent banks. VIB's branches, the majority of which offer drive-through banking services, also provide 24- hour automated teller machines which are integrated into multi-state ATM networks.

        STOCKDALE

        Stockdale is a federal stock savings bank, chartered by the Office of Thrift Supervision (the "OTS") on June 27, 1991. Stockdale was initially incorporated on February 26, 1985, as Stockdale Savings and Loan Association, a California state-chartered savings and loan association, and began operations on that date. Effective June 27, 1991, Stockdale converted to a federal stock savings bank and currently operates under a federal charter as Bank of Stockdale, F.S.B. Stockdale is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of twelve regional banks making up the Federal Home Loan Bank System. Stockdale's deposits are insured up to the applicable limits by the Savings Association Insurance Fund of the FDIC. Stockdale's principal executive office is located at 5151 Stockdale Highway, Bakersfield, California 93309, and its telephone number is (805) 833-9292. Stockdale has branch offices located at 3990 Gosford Road, Bakersfield, California 93309, and 2700 Mount Vernon Avenue, Bakersfield, California 93306 and has opened branches at 7111 North Fresno Street, Fresno, California 93720, and 9505 Hillwood Drive, Las Vegas, Nevada 89134 during the year 2000. In addition, Stockdale has a loan production office located at 7111 North Fresno Street, Fresno, California 93720.

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

        KINGS RIVER

        Kings River State Bank was incorporated under the laws of the State of California on November 18, 1977, and commenced operations as a California state-chartered bank on April 24, 1978. Kings River's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum units thereof. Kings River's main office is located at 1003 "I" Street, Reedley, California 93654, and its phone number is (559) 638-8131. Kings River has branch offices at 218 North Douty Street, Hanford, California, and 130 East Tulare Street, Dinuba, California and a loan production office at 2902 West Main Street, Visalia, California. During the year 2000, Kings River opened full service branches at 2025 High Street, Selma, California and 2902 West Main Street, Visalia, California which is shared with the loan production office mentioned previously.

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

        MARKET AREAS

        During 2000 the Company's primary market areas included the cities and surrounding rural communities in the Imperial, Coachella and southern and central San Joaquin Valleys. Agriculture is the major economic activity within Imperial County, with year-round harvesting. El Centro is Imperial County's largest city and also serves as the county's financial center. Agriculture also is the most significant economic activity in the Coachella Valley, although the tourism, retail and service industries are growing.

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

        The Company further expanded the geographic scope of its banking franchise into California's San Joaquin Valley through the acquisitions of Stockdale in January, 1999 and Kings River in January, 2000. Stockdale operates three full-service offices in Bakersfield, in the southern San Joaquin Valley, a full service office in Las Vegas, Nevada and a branch and loan production office in Fresno, in the central San Joaquin Valley. Kings River operates five full service offices in Reedley, Hanford, Dinuba, Selma and Visalia, California, all located in the central San Joaquin Valley counties of Kings, Fresno and Tulare.

        Bakersfield is Kern County's largest city and also serves as the county's financial center. The economy in Kern County is focused in three sectors - petroleum production, agriculture, and government/institutional. Kern County accounts for one-half of all of the petroleum production in the State of California and is considered the greatest single oil-producing county in the nation. Kern County's farm production placed it among the top agricultural counties in the United States. The federal, state, county and municipal governments are also important employers in Kern County, with military one of the largest components. Thus far, the county has not been impacted by the reduction of military spending or base closures, with base consolidations having actually increased military employment in the county.

        The central San Joaquin Valley is also agriculturally oriented. Reedley, known as the "World's Fruit Basket," and Selma are primarily agricultural communities located in the southeast portion of Fresno County. Fresno County is the leading agricultural county in the nation and is often deemed the "Raisin Capital" of the United States.

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

        EMPLOYEES

        As of December 31, 2000, the Company, primarily through VIB, Stockdale and Kings River, employed approximately 426 full-time and 51 part-time persons. None of the employees are represented by any union or other collective bargaining agreement and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be excellent.

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

        In order to compete with the other financial institutions in their market areas the Banking Subsidiaries rely principally upon local promotional activity, personal contacts by their officers, directors, employees and the Company's shareholders, and specialized services. In conjunction with the Banking Subsidiaries' business plans to serve the financial needs of local residents and small-to medium-sized businesses, they also rely on officer calling programs to existing and prospective customers, focusing their overall marketing efforts towards their local communities. The Banking Subsidiaries' promotional activities emphasize the advantages of dealing with a locally-headquartered institution sensitive to the particular needs of their local communities. For customers whose loan demands exceed a Banking Subsidiary's lending limit, the Banking Subsidiary attempts to arrange for such loans on a participation basis with other banks including the other Banking Subsidiaries. The Banking Subsidiaries also assist customers requiring services not offered by them to obtain these services from their correspondent banks.

        OTHER SIGNIFICANT FACTORS RELATING TO THE COMPANY

        Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed below represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company's future results of operations or stock price and should be considered carefully.

        HOLDING COMPANY STRUCTURE AND DEBT SERVICE

        As a bank holding company, substantially all of the Company's operating assets are owned by the Banking Subsidiaries. The Company, therefore, relies upon receipt of sufficient funds from the Banking Subsidiaries, primarily in the form of dividends, to meets its obligations and corporate expenses. The ability of the Banking Subsidiaries to pay dividends to the Company, however, is limited by statutory and regulatory authority, which may preclude payment of dividends when the Company most needs them. On February 5, 1999 and July 26, 2000 the Company issued Debentures, which increased its interest expense by approximately $3.3 million annually. The ability of the Company to meet its interest obligations on the Debentures, therefore, may be impaired should the Banking Subsidiaries be unable to pay dividends. (See "SUPERVISION AND REGULATION - THE COMPANY - Bank Holding Company Liquidity" herein.)

        Additionally, pursuant to an Agreement as to Expenses and Liabilities and a Guarantee Agreement (the "Expense Agreements") the Company irrevocably and unconditionally guaranteed to each person or entity with which the Trust and the Trust I become indebted or liable, the full costs of any expenses or liabilities of the two Trusts, other than their obligations to pay holders of their Capital Securities and Preferred Securities of the amounts due, pursuant to the terms of the Capital Securities and Preferred Securities. Consequently, third party creditors of the two Trusts may proceed directly against the Company under the Expense Agreements regardless of whether they have notice of the Expense Agreements.

        ACQUISITIONS

        The Company's future results depend, to a significant extent, upon its ability to successfully manage its recent external growth. There can be no assurance that the Company will be able to adequately and profitably manage its expanded operations. Factors that could adversely affect the Company's future prospects and financial results include:

        Ability to Manage Growth. Taking into consideration VIB's 1998 and 1999 acquisitions of its Palm Springs and Hemet branch offices and the Company's acquisitions of Stockdale and Kings River, the Company has increased its asset size by approximately $569 million, the number of its branch locations by 11, and the number of loan production offices by 6 since January 1, 1998. The Company's future success is, therefore, dependent, in significant part, upon its ability to properly manage and effectively integrate these new operations. Management has devoted substantial time to the Company's growth strategy, including the above-referenced acquisitions, and anticipates devoting substantial time to future growth and acquisition opportunities. While the Company has experience in managing external growth, there can be no assurance that the Company will be successful in integrating the recent acquisitions or that they will enhance the Company's profitability.

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

        GENERAL BUSINESS RISKS

        The business of the Banking Subsidiaries is subject to various business risks. The volume of loan originations depends upon demand for loans of the type originated by the Banking Subsidiaries and the competition in the marketplace for such loans. The level of consumer confidence, fluctuations in real estate values, in prevailing interest rates and in investment returns expected by the financial community could combine to make loans of the type originated by the Banking Subsidiaries less attractive. Additionally, the Company and the Banking Subsidiaries may be adversely affected by factors that could: (1) increase the costs to the borrowers of loans originated by the Banking Subsidiaries; (2) create alternative lending sources for such borrowers; or (3) increase the cost of funds to the Banking Subsidiaries at rates faster than increases in interest income, thereby narrowing interest rate margins. There can be no assurance, therefore, that there will be sufficient loan demand or interest margins in the future to keep pace with deposit growth experienced. Additionally, governmental interventions through elimination of income tax benefits of home equity loans, increased or the addition of additional regulations could also adversely affect the business in which the Banking Subsidiaries are engaged. (See "SUPERVISION AND REGULATION - THE BANKING SUBSIDIARIES - IMPACT OF MONETARY POLICIES" herein.)

        RESERVE FOR LOAN LOSSES

        Historical experience indicates that a portion of the Banking Subsidiaries' loans will become delinquent and will require either a partial or total charge-off. Regardless of the underwriting criteria utilized, losses may be experienced by the Company as a result of various factors beyond its or the Banking Subsidiaries' control, including changes in market conditions affecting the value of collateral and problems affecting a borrower's continued creditworthiness. The Banking

Subsidiaries' determination of the adequacy of their reserves for loan losses is based upon various considerations, including an analysis of risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loss potential, delinquency trends, estimated fair value of underlying collateral, current economic conditions, results of regulatory examinations (which can mandate additional loss reserves), geographic and industry concentrations. Such factors can necessitate higher provisions for loan losses and higher-charge-offs, thus adversely affecting the Banking Subsidiaries' and the Company's net income. Some of the more significant factors affecting the Banking Subsidiaries' reserves for loan losses are:

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

        SUPERVISION AND REGULATION

        INTRODUCTION

        Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Banking Subsidiaries can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

        -      the Board of Governors of the Federal Reserve System (the "FRB");

        -      the Federal Deposit Insurance Corporation (the "FDIC");

        -      the California Department of Financial Institutions (the "DFI");
               and

        -      the Office of Thrift Supervision (the "OTS").

        The system of supervision and regulation applicable to the Company and the Banking Subsidiaries governs most aspects of their business, including:

        -      the scope of permissible business;

        -      investments;

        -      reserves that must be maintained against deposits;

        -      capital levels that must be maintained;

        - the nature and amount of collateral that may be taken to secure loans;

        -      the establishment of new branches;

        -      mergers and consolidations with other financial institutions; and

        -      the payment of dividends.

        THE FOLLOWING SUMMARIZES THE MATERIAL ELEMENTS OF THE REGULATORY FRAMEWORK THAT APPLIES TO THE COMPANY AND ITS SUBSIDIARIES, INCLUDING THE BANKING SUBSIDIARIES. IT DOES NOT DESCRIBE ALL OF THE STATUTES, REGULATIONS AND REGULATORY POLICIES THAT ARE APPLICABLE. ALSO, IT DOES NOT RESTATE ALL OF THE REQUIREMENTS OF THE STATUTES, REGULATIONS AND REGULATORY POLICIES THAT ARE DESCRIBED. CONSEQUENTLY, THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE APPLICABLE STATUTES, REGULATIONS AND REGULATORY POLICIES. ANY CHANGE IN APPLICABLE LAWS, REGULATIONS OR REGULATORY POLICIES MAY HAVE A MATERIAL EFFECT ON THE BUSINESS OF THE COMPANY AND THE BANKING SUBSIDIARIES.

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

        Regarding VIB and Kings River, the Company is entitled to receive dividends, when and as declared by their respective Boards of Directors, out of funds legally available therefor, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of:

        -      a bank's retained earnings; or

        - a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period).

With the prior approval of the Commissioner, cash dividends may also be paid out of the greater of:

        -      a bank's retained earnings;

        -      net income for a bank's last preceding fiscal year; or

        -      net income for a bank's current fiscal year.

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

        Under the OTS regulations, a savings bank that meets its capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of:

        - 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year; or

        -      75% of its net income over the most recent four-quarter period.

A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. At December 31, 2000, Stockdale qualified as a Tier 1 association. In addition, the OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

        Since the Banking Subsidiaries are FDIC insured institutions, it is therefore possible, depending upon their financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

        TRANSACTIONS WITH AFFILIATES. The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Banking Subsidiaries within the meaning of Sections 23A and 23B of the Federal Reserve Act. Pursuant thereto, loans by the Banking Subsidiaries to affiliates, investments by the Banking Subsidiaries in affiliates' stock, and taking affiliates' stock by the Banking Subsidiaries as collateral for loans to any borrower will be limited to 10% of the Banking Subsidiary's capital, in the case of any one affiliate, and will be limited to 20% of the Banking Subsidiaries' capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Banking Subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation - The Banking Subsidiaries - Recent Legislation" herein.)

        LIMITATIONS ON BUSINESSES AND INVESTMENT ACTIVITIES. Under the BHCA, a bank holding company must obtain the FRB's approval before:

        - directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

        -      acquiring all or substantially all of the assets of another bank;
               or

        -      merging or consolidating with another bank holding company.

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

        In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

        - making or acquiring loans or other extensions of credit for its own account or for the account of others;

        -      servicing loans and other extensions of credit;

        - operating a trust company in the manner authorized by federal or state law under certain circumstances;

        - leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

        - providing financial, banking, or economic data processing and data transmission services;

        - owning, controlling, or operating a savings association under certain circumstances;

        -      selling money orders, travelers' checks and U.S. Savings Bonds;

        - providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

        - underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

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

        Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Banking Subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

        - the customer must obtain or provide some additional credit, property or services from or to the Banking Subsidiaries other than a loan, discount, deposit or trust service;

        - the customer must obtain or provide some additional credit, property or service from or to the Company or any of the Banking Subsidiaries; or

        - the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

        On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those permitted for traditional bank holding companies. Moreover, various non-bank financial services providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or nonfinancial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation The Banking Subsidiaries - Recent Legislation" herein.)

        CAPITAL ADEQUACY. Bank holding companies must maintain minimum levels of capital under the FRB's risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

        The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "Supervision and Regulation - The Banking Subsidiaries - Risk-Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

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

        LIMITATIONS ON DIVIDEND PAYMENTS. California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's:

        - assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

        -      current assets would be at least equal to current liabilities.

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

        VIB and Stockdale are members of the Federal Home Loan Bank System. Among other benefits, each Federal Home Loan Bank serves as a reserve or center bank for its members within its assigned region. Each Federal Home Loan Bank makes available to its members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual Federal Home Loan Bank.

        From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for:

        - the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions;

        - the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

        - the authorization of various types of new deposit accounts, such as "NOW" accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

The lending authority and permissible activities of certain non-bank financial institutions such as savings associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

        RECENT LEGISLATION. The Gramm-Leach-Bliley Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. A subsidiary of a national bank may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be "well capitalized," have at least "satisfactory" general, managerial and Community Reinvestment Act examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the statutory managerial and debt rating-requirements of national banks.

        The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act will remove the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and will replace it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 will also be eliminated.

        Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

        RISK-BASED CAPITAL GUIDELINES.

        GENERAL. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's asserts and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank's risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its asserts and off-balance sheet items, which is the denominator of the ratio.

        QUALIFYING CAPITAL. A bank's total qualifying capital consists of two types of capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

        -      common stockholders' equity;

        - qualifying noncumulative perpetual preferred stock (including related surplus); and

        - minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's total qualifying capital may consist of the following items:

        -      a portion of the allowance for loan and lease losses;

        -      certain types of perpetual preferred stock and related surplus;

        - certain types of hybrid capital instruments and mandatory convertible debt securities; and

        - a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

        RISK WEIGHTED ASSETS AND OFF-BALANCE SHEET ITEMS. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank's total risk weighted assets.

        Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral. This result is added to the bank's risk weighted assets and comprises the denominator of the risk-based capital ratio.

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

        All banks are required to meet a minimum ratio of qualifying total capital to risk weighted asserts of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

        The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

        OTHER FACTORS AFFECTING MINIMUM CAPITAL STANDARDS. The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark by federal banking agencies is the sum of:

        -      100% of assets classified loss;

        -      50% of assets classified doubtful;

        -      15% of assets classified substandard; and

        - estimated credit losses on other assets over the upcoming twelve months.

        The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

        The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lessor of:

        - the amount that can be realized within one year of the quarter-end report date; or

        -      10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

        The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

        PROMPT CORRECTIVE ACTION. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

        - "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

        - "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

        - "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

        - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

        - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

        The DFI has the power to close a California-chartered bank if its tangible shareholders' equity falls below the greater of 3% of total assets or $1,000,000.

        Information concerning the Company's capital adequacy at December 31, 2000 is as follows:

                                                                                                   AMOUNT TO
                                                                                                    BE "WELL
                                                                      MINIMUM                     CAPITALIZED"
                                                                     AMOUNT FOR                   UNDER PROMPT
                                                                      CAPITAL         MINIMUM      CORRECTIVE
                                                  ACTUAL              ADEQUACY       REGULATORY      ACTION
                                          AMOUNT           RATIO      PURPOSES         RATIO       PROVISIONS        RATIO
                                          ------           -----     ----------      ----------   ------------       -----
                                          (DOLLARS IN THOUSANDS)
Total Capital (To Risk-
Weighted Assets) ..................      $ 93,650          10.6%      $ 70,135           8.0%      $ 87,668          10.0%
Tier 1 Capital (To Risk-
Weighted Assets) ..................        76,768           8.7         35,067           4.0         52,601           6.0
Leverage Ratio (Tier 1 Capital
To Average Assets) ................        76,768           7.0         43,851           4.0         54,814           5.0

        A financial institution, based upon its capital levels, that is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, the financial institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratios actually warrant such treatment.

        DEPOSIT INSURANCE ASSESSMENTS. The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

        Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories ("well capitalized," "adequately capitalized," and "undercapitalized"). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

        -      Group A - financially sound with only a few minor weaknesses;

        - Group B - demonstrates weaknesses that could result in significant deterioration; and

        -      Group C - poses a substantial probability of loss.

The capital ratios used by the FDIC to define "well-capitalized," "adequately capitalized" and "undercapitalized" are the same as in the prompt corrective action regulations.

        The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                              ASSESSMENT RATES
                                               SUPERVISORY GROUP
                                               -----------------
CAPITAL GROUP                        GROUP A         GROUP B        GROUP C
-------------                        -------         -------        -------
Well Capitalized .............           0              3             17
Adequately Capitalized .......           3             10             24
Undercapitalized .............          10             24             27

        INTERSTATE BANKING AND BRANCHING. Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

        California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank.

        ENFORCEMENT POWERS. In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency. Enforcement actions may include:

        -      the appointment of a conservator or receiver for the bank;

        - the issuance of a cease and desist order that can be judicially enforced;

        -      the termination of the bank's deposit insurance;

        -      the imposition of civil monetary penalties;

        -      the issuance of directives to increase capital;

        -      the issuance of formal and informal agreements;

        - the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

        - the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

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

        FDIC RECEIVERSHIPS. The FDIC may be appointed conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

        -      insolvency;

        - substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

        - an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

        - any willful violation of a cease and desist order which has become final;

        - any concealment of books, papers, records or assets of the institution;

        - the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

        - the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

        - any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

        As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of such institution, its depositors and the FDIC. Further, the FDIC shall, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of such institution with respect to the institution and the assets of the institution; may take over the assets of and operate such institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

        SAFETY AND SOUNDNESS GUIDELINES. The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

        - internal controls, information systems and internal audit systems;

        -      loan documentation;

        -      credit underwriting;

        -      asset growth; and

        -      compensation, fees and benefits.

Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

        The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

        CONSUMER PROTECTION LAWS AND REGULATIONS. The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

        -      the Community Reinvestment Act (the "CRA");

        -      the Truth in Lending Act (the "TILA");

        -      the Fair Housing Act (the "FH Act");

        -      the Equal Credit Opportunity Act (the "ECOA");

        -      the Home Mortgage Disclosure Act (the "HMDA"); and

        -      the Real Estate Settlement Procedures Act (the "RESPA").

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

        The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

        -      overt evidence of discrimination;

        -      evidence of disparate treatment; and

        -      evidence of disparate impact.

This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

        The FH Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

        -      declining a loan for the purposes of racial discrimination;

        - making excessively low appraisals of property based on racial considerations;

        - pressuring, discouraging, or denying applications for credit on a prohibited basis;

        - using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

        - imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

        - racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

        The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

        HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

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

        QUALIFIED THRIFT LENDER TEST. Savings associations, like Stockdale, must meet a Qualified Thrift Lender ("QTL") test by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners' Loan Act (the "HOLA"). If Stockdale maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will be allowed to establish and maintain interstate branches. The required percentage under the HOLA is 65% of assets. An association must be in compliance with the QTL test or the Internal Revenue Code's definition of a domestic building and loan association in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2000, Stockdale was in compliance with its QTL requirements.

        OTHER ASPECTS OF BANKING LAW. The Banking Subsidiaries are also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

        CONCLUSION. As a result of the recent federal and California legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and the Banking Subsidiaries in particular. There has been a lessening of the historical distinction between the services offered by banks, savings associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

        Future legislation is also likely to impact the Company's business. However, management of the Company and the Banking Subsidiaries cannot predict what legislation might be enacted or what regulations might be adopted or the effects thereof.

        IMPACT OF MONETARY POLICIES

        Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Banking Subsidiaries on their deposits and their other borrowings and the interest rate earned by the Banking Subsidiaries on loans, securities and other interest-earning assets will comprise the major source of the Company's earnings. These rates are highly sensitive to many factors which are beyond the Company's and the Banking Subsidiaries' control and, accordingly, the earnings and growth of the Banking Subsidiaries are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

        -      its open-market dealings in United States government securities;

        - adjusting the required level of reserves for financial institutions subject to reserve requirements;

        -      placing limitations upon savings and time deposit interest rates;
               and

        - adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

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

        SELECTED STATISTICAL DISCLOSURES

        The following table presents certain ratios for the periods indicated:


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                2000           1999           1998           1997           1996
                                              --------       --------       --------       --------       --------
Net Income to Average(1) Shareholders'
    Equity .............................         13.22%         10.40%         10.54%         11.56%          5.07%
Net Income to Average Assets ...........          0.80           0.71           0.91           0.79           0.40
Average Net Loans to Average Deposits ..         90.74          83.14          79.21          76.16          85.69

-------------------------------

(1) Averages used herein, unless indicated otherwise, are based on daily averages.

        Additional statistical disclosures relating to the Company's business and operations are included in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2 - DESCRIPTION OF PROPERTY

        VIB leased property located adjacent to its main office, at 1498 Main Street, El Centro, California 92243, which houses its corporate and El Centro loan production office. The Company maintains its offices at this facility. The lease has a twenty-year term and two five-year renewal options. The construction cost on the new facility was approximately $2.9 million and was completed in June, 1997. The term of the lease commenced upon completion of the construction. The rent for each year of the term is $318,972, plus cost-of-living adjustments of not less than 3.5% and not more than 5.5% each year after the initial year.

        VIB owns its main office and its branches in Brawley, Calexico, Coachella, La Quinta and Thousand Palms. VIB leases its remaining branches as well as an operations center at 2415 La Brucherie Road, Imperial, and its loan production offices in El Centro, Orange and Rancho Mirage, California, Yuma, Arizona, and Las Vegas, Nevada. All of VIB's leases expire in 2001 or beyond and/or have extension options. VIB plans to extend all leases expiring in 2001.

        VIB purchased a parcel of vacant land at 81-710 Highway 111, Indio, with the original intention of constructing a permanent Indio branch office. The purchase price was $310,000. The purchase preceded the acquisition of Bank of the Desert, N.A. VIB has determined to sell the property and has exercised an additional 28-month extension option on the branch lease at 81-790 Highway 111, which became effective in February, 2000. VIB has also purchased a parcel of vacant land adjacent to its La Quinta office, at a cost of $23,100, to be used as additional parking for that branch.

        Stockdale owns its branch location at 2700 Mount Vernon Avenue, Bakersfield, California 93306 and leases its main office at 5151 Stockdale Highway, Bakersfield, California 93309, its branches at 3990 Gosford Road, Bakersfield, California 93309 and 9505 Hillwood Dr., Las Vegas, Nevada 89134, and its branch and loan production office at 7111 North Fresno St., Suite 100, Fresno, California 93720. Stockdale also leases space at 5555 California Ave., Bakersfield, California, 93309 and 200 Stine Rd, Ste 229, Bakersfield, California, 93309 for loan servicing staff and training respectively.

        Kings River owns the building housing its main office at 1003 "I" Street, Reedley, California 93654, and leases the property pursuant to a written ground lease which expires on March 31, 2003, but which can be extended for three additional five-year terms. Kings River owns its Dinuba branch and leases its Hanford, Selma and Visalia branches. Kings River also leases property located at 1613 12th St., Reedley, California, 93654 for administrative staff.

        During 2000 the Company's aggregate lease expense for these properties was $1,548,000. The Company's aggregate lease expense in 1999 was $1,072,000, without considering Kings River.

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

        On January 8, 2001, VIB entered into a Written Agreement with the Federal Reserve Bank of San Francisco which imposes a number of conditions and reporting obligations designed to enhance VIB's compliance with currency and suspicious activity reporting requirements and controls. VIB is in the process of revising its policies and procedures to assure compliance with the agreement.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding the market for the Company's Common Stock, the number of holders, and the payment of dividends is incorporated by reference from Page 20 of the Company's Annual Report to Shareholders for the year ended December 31, 2000.

        During 1998 and 1999 the Company and its predecessor, VIB, issued 471,822 shares (as adjusted for stock dividends and splits) of its Common Stock without registration under the Securities Act of 1933 upon exercise of stock options pursuant to VIB's 1989 Stock Option Plan, pursuant to VIB's 1997 Unit Offering, and pursuant to the exercise of Warrants issued in VIB's 1997 Unit Offering. The aggregate proceeds were $2,260,463. The issuances of Common Stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(2) thereof.

        For information concerning the Company's issuance of trust preferred securities through its business trust subsidiary, please refer to Item 1 - DESCRIPTION OF BUSINESS - The Company.

ITEM 6 - SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information for the five years ended December 31, 2000. This financial information should be read in conjunction with the Financial Statement and Notes thereto, included in "Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" herein. See also "Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                        2000            1999            1998            1997            1996
                                                     ---------       ---------       ---------       ---------       ---------
STATEMENTS OF INCOME (000'S)
Total Interest Income                                $  87,899       $  63,856       $  50,883       $  42,261       $  33,946
Total Interest Expense                                  41,608          26,226          17,499          15,811          12,758
                                                     ---------       ---------       ---------       ---------       ---------
        Net Interest Income                             46,291          37,630          33,384          26,450          21,188
Provision for Credit Losses                              2,905           2,592           2,581           2,265           1,489
                                                     ---------       ---------       ---------       ---------       ---------
        Net Interest Income After Provision
               for Credit Losses                        43,386          35,038          30,803          24,185          19,699
Non-Interest Income                                      9,062           7,008           7,201           7,224           4,604
Non-Interest Expense                                    39,663          32,866          29,267          25,407          22,177
                                                     ---------       ---------       ---------       ---------       ---------
Income Before Tax Expense and Merger
        and Related Costs                               12,785           9,180           8,737           6,002           2,126
Income Tax Expense                                       4,165           2,653           2,938           1,899             520
                                                     ---------       ---------       ---------       ---------       ---------
        Income Before Merger and Related Costs           8,620           6,527           5,799           4,103           1,606
Merger and Related Costs, net of tax                         -             661             223               -               -
                                                     ---------       ---------       ---------       ---------       ---------
        Net Income                                   $   8,620       $   5,866       $   5,576       $   4,103       $   1,606
                                                     =========       =========       =========       =========       =========
PER SHARE DATA(1)
Net Income Basic Before Merger and
        Related Costs                                $    0.71       $    0.55       $    0.50       $    0.41       $    0.18
Net Income Diluted(2) Before Merger
        and Related Costs                            $    0.71       $    0.55       $    0.48       $    0.40       $    0.17
Net Income Basic                                     $    0.71       $    0.49       $    0.48       $    0.41       $    0.18
Net Income Diluted(2)                                $    0.71       $    0.49       $    0.46       $    0.40       $    0.17
Cash Dividends                                             N/A             N/A             N/A             N/A             N/A
Book Value Per Share(1)(3)                           $    5.82       $    4.80       $    4.72       $    4.24       $    3.55
Number of Shares Used in Income Calculations         12,187,507      11,996,708      12,109,361      10,401,379      9,687,327
STATEMENTS OF FINANCIAL CONDITION
        (AT END OF PERIOD)(000'S)
Total Assets                                         $1,142,928      $ 918,128       $ 691,467       $ 574,741       $ 460,299
Total Net Loans(4)                                     815,425         647,759         494,028         401,714         333,115
Allowance for Credit Losses                              8,298           5,696           4,296           3,145           3,792
Total Investments                                      192,317         162,009         119,798          94,124          58,808
Total Deposits                                         910,238         701,333         600,103         519,855         420,238
Borrowed Funds                                         121,905         130,674          31,886           2,842           4,000
Trust Preferred Securities                              32,400          22,400               -               -               -
Shareholders' Equity                                    70,851          58,245          55,602          49,279          32,728
OPERATING RATIOS
Total Net Loans to Total Deposits                        89.58%          92.36%          82.32%          77.27%          79.88%
Total Equity to Total Assets                              6.20            6.34            8.04            8.57            7.11
Average Equity to Average Assets                          6.09            6.79            8.66            6.87            7.94
Tier 1 Capital to Risk Weighted Assets(5)                 8.73           10.93            9.27           10.21            8.49
Total Capital to Risk Weighted Assets(5)                 10.64           11.94           10.01           10.90            9.45
Income Before Merger and Related Costs
        on Average Equity                                13.22           11.61           11.00           11.56            5.07
Income Before Merger and Related Costs
        on Average Assets                                 0.80            0.79            0.95            0.79            0.40
Income on Average Equity                                 13.22           10.40           10.54           11.56            5.07
Income on Average Total Assets                            0.80            0.71            0.91            0.79            0.40
Net Interest Margin                                       4.79            4.98            6.10            5.72            5.87
Total Interest Expense to Total Interest Income          47.34           41.07           34.39           37.41           37.58
Allowance for Credit Losses to Total Loans                1.01            0.87            0.86            0.78            1.13
Dividend Payment Ratio                                     N/A             N/A             N/A             N/A             N/A


-----------------------------

(1) These figures have been adjusted retroactively to reflect previous stock dividends and the 1997 and 1998 stock splits.

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

        The following table sets forth, for the periods indicated, the increase or decrease of certain items in the Statement of Income as compared to the prior comparable period:


                                                    FOR THE YEAR ENDED DECEMBER 31,
                                           2000 VERSUS 1999              1999 VERSUS 1998
                                      -------------------------     --------------------------
                                      AMOUNT OF                     AMOUNT OF
                                      INCREASE       PERCENT OF      INCREASE        PERCENT OF
                                      (DECREASE)      INCREASE      (DECREASE)        INCREASE
                                      (000'S)        (DECREASE)       (000'S)        (DECREASE)
                                      ---------      ---------      ----------       ---------
Total Interest Income                 $  24,042          37.65%      $  12,973           25.50%
Total Interest Expense                   15,381          58.65           8,727           49.87
                                      ---------                      ---------
Net Interest Income                       8,661          23.02           4,246           12.72
Provision for Credit Losses                 313          12.08              11            0.43
                                      ---------                      ---------
Net Interest Income After
     Provision for Credit Losses          8,348          23.83           4,235           13.75
Non-Interest Income                       2,054          29.31            (193)          (2.68)
Non-Interest Expense                      6,136          18.30           4,037           13.69
                                      ---------                      ---------
Income Before Taxes                       4,267          50.09               5            0.06
Income Taxes                              1,512          56.99            (285)          (9.69)
                                      ---------                      ---------
Net Income                            $   2,755          46.97       $     290            5.20
                                      =========                      =========

GENERAL

        VIB Corp's financial performance for the year concluded December 31, 2000 was highlighted with record earnings growth, VIB Corp's acquisition of Kings River State Bank and the issuance of $10.0 million in trust preferred securities through VIBC Capital Trust I, a wholly-owned business trust subsidiary.

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

        The Stockdale merger was accounted for as a pooling of interests. The Company issued 2,650,949 shares of its Common Stock (adjusted for subsequent stock dividends) in exchange for all 1,212,265 shares of Stockdale's issued and outstanding common stock.

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

        The Company formed a wholly-owned business trust subsidiary, Valley Capital Trust (the "Trust"), pursuant to the laws of the State of Delaware, for the specific purpose of (1) investing in the Company's 9.00% Junior Subordinate Debentures (the "Debentures"), due February 5, 2029; (2) selling 9.00% Cumulative Capital Securities (the "Capital Securities"), representing a 97% beneficial interests in the Debentures owned by the Trust; and (3) issuing beneficial interest in the Debentures owned by the Trust.

        On February 5, 1999, the Company issued $23.093 million in Debentures to the Trust. Concurrently, the Trust issued $22.4 million of the Capital Securities to the accredited investors and $693,000 of Common Securities to the Company. The Debentures were purchased by the Trust concurrently with the Trust's issuance of the Capital Securities and Common Securities. The proceeds to the Company, net of the Placement Agent's fees and other offering expenses, was approximately $22.4 million which is treated as Tier 1 capital for regulatory purposes.

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

        For the year ended December 31, 1999, Kings River had total assets of $87.2 million, interest and non-interest income of $8.0 million and pretax income of $1.9 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principals Board Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from this transaction totaled $13.6 million and is being amortized over fifteen years on a straight-line basis. The results of Kings River's operations were included in those reported by the Company beginning January 10, 2000.

        In July 2000, the Company raised approximately $10.0 million in net proceeds from an offering of "trust preferred" securities in a private placement conducted as a part of a pooled offering sponsored by First Union Securities, Inc. ("First Union") acting as the placement agent. On July 12, 2000, the Company entered into a Placement Agent Agreement (the "Placement Agent Agreement"), with First Union. Concurrently, the Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I, for the specific purpose of: (1) investing in the Company's 11.695% Junior Subordinated Notes (the "Notes"), due July 19, 2030; (2) selling 11.695% Preferred Securities (the "Preferred Securities"), representing a 97% beneficial interest in the Notes owned by VIBC Capital Trust I; and (3) issuing Common Securities to the Company, representing a 3% beneficial interest in the Notes owned by VIBC Capital Trust I.

        On July 26, 2000, the Company issued $10.309 million in Notes to VIBC Capital Trust I, which, in turn, issued $10.0 million of the Preferred Securities to First Union and $309,000 of the Common Securities to the Company. The proceeds to the Company, net of First Union's fees and other offering expenses, was approximately $9.6 million, of which $1.4 million is treated as Tier I capital for regulatory purposes with the remainder being treated as Tier II capital. The proceeds were used to increase VIB's capital by $8.5 million, with the balance used for general corporate purposes.

        The interest on the Notes will be deductible and paid by the Company and represents the sole source of VIBC Capital Trust I's revenue available for distributions to the holders of the Preferred Securities. The Company has the right, assuming that no default has occurred regarding the Notes, to defer interest payments on the Notes, at any time and for a period of up to twenty consecutive calendar quarters. The Preferred Securities will mature concurrently with the Notes on July 19, 2030; but can be called after July 19, 2010.

        On December 28, 2000, the Company formed a wholly-owned subsidiary, VIBC Services Company ("VIBC Services"), for the purpose of providing centralized and consolidated support for the Company and its subsidiaries. This support would include but is not limited to, management information services, retail bank support, facilities and equipment management and courier service. VIBC Services was initially capitalized with an infusion of $500,000 from the Company.

        The Board of Directors approved 3% stock dividends for shareholders of record on May 26, 2000 and December 29, 2000. The dividends were paid on June 9, 2000 and January 17, 2001, respectively. Consequently, all per share information has been restated to reflect the effect of the stock dividends.

        Consolidated net income for the year ended December 31, 2000 was $8.6 million or $.71 per share fully diluted based upon average shares outstanding of 12,187,507. This compares with net income of $5.9 million or $.49 per share fully diluted based upon the average shares outstanding of 11,996,708 for the year ended December 31, 1999. After adjusting for merger and related non-recurring costs, net income for the year ending December 31, 1999 was $6.5 million or $.55 per share fully diluted.

        Increases in net interest income and non-interest income partially offset by increases in non-interest expenses were the primary elements effecting the increased financial performance in 2000. Net Income of $5.9 million in 1999 represented an increase of $290,000, or 5.2%, from the $5.6 million net income earned in 1998. The Company's return on average assets ratio was .80% in 2000 compared to .71% and .91% in 1999 and 1998, respectively. The return on average equity ratio in 2000 was 13.22% compared to 10.40% and 10.54%, respectively, in the two previous years.

        Total assets at December 31, 2000 were $1,142.9 million, an increase of $224.8 million, or 24.5% compared to December 31, 1999. Total deposits increased $208.9 million, or 29.8% from December 31, 1999, to $910.2 million at December 31, 2000. This increase includes the assumption of deposits acquired through the purchase of Kings River State Bank as discussed above. During

2000, total loans increased $170.3 million, or 26.1%, to $823.7 million at December 31, 2000. During 1999 total assets increased $226.7 million, or 32.8%, from $691.5 million at year-end 1998. Total deposits increased $101.2 million, or 16.9%, from year-end 1998 to $701.3 million at December 31, 1999. During 1999, total loans increased $155.1 million, or 31.1%, from December 31, 1998.

        At December 31, 2000, the Company's Tier 1 and total capital to risk weighted assets ratios decreased to 8.73% and 10.64%, respectively, when compared to 10.93% and 11.94%, respectively, at December 31, 1999. At December 31, 1998 the Tier I capital ratio was 9.27% and the total capital ratio was 10.01%. These ratios exceed regulatory requirements.

YEAR 2000 READINESS COMPLIANCE

        During 1999 and earlier the Company and its banking subsidiaries evaluated, tested and upgraded computer systems to assure proper recognition of date sensitive information when the date changed to the year 2000 ("Y2K"). Computer systems that did not properly recognize the year 2000 would have generated erroneous data or caused the system to fail.

        VIB expended $523,000 through December 31, 1999 on Y2K compliance. The estimated value of internal resources allocated to the Y2K compliance program and the cost of computer hardware purchased through December 31, 1999 was approximately $281,000 for Stockdale. Subsequent to the year 2000 rollover date there have been no related losses and no material costs at any of the subsidiaries.

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

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                            2000                                          1999
                                           ---------------------------------------       ----------------------------------------
                                           AVERAGE        AMOUNT OF                      AVERAGE        AMOUNT OF
                                           BALANCE        INTEREST       AVERAGE         BALANCE         INTEREST        AVERAGE
                                           (000'S)         (000'S)         RATE          (000'S)          (000'S)         RATE
                                          ---------       ---------      ---------       ---------      ----------      ---------
ASSETS
INTEREST-EARNING ASSETS
   Interest-Earning Deposits              $   1,540       $      94           6.10%      $     775       $      40           5.16%
   Investment Securities                    200,482          11,968           5.97         176,159           9,693           5.50
   Federal Funds Sold                           121               8           6.61           9,939             534           5.37
   Net Loans(1)                             763,401          75,829           9.93         569,471          53,590           9.41
                                          ---------       ---------                      ---------       ---------
TOTAL INTEREST-EARNING ASSETS               965,544          87,899           9.10         756,344          63,857           8.44
NON INTEREST-EARNING ASSETS
   Cash and Due from Banks                   44,357                                         37,510
   Allowance for Credit Losses               (7,496)                                        (5,169)
   Premises and Equipment                    13,374                                         12,395
   Other Assets                              55,478                                         29,142
                                          ---------                                      ---------
TOTAL NON INTEREST-EARNING ASSETS           105,713                                         73,878
                                          ---------                                      ---------
TOTAL ASSETS                              $1,071,257                                     $ 830,222
                                          =========                                      =========

LIABILITIES AND EQUITY
INTEREST-BEARING LIABILITIES
   Money Market and Now Accounts          $ 178,134       $   5,618           3.15%      $ 140,425       $   3,363           2.39%
   Time and Savings Deposits                303,641          14,511           4.78         267,559          11,011           4.12
   Time Deposits Over $100,000              172,158          10,259           5.96         123,974           6,366           5.13
                                          ---------       ---------                      ---------       ---------
   Total Interest-Bearing Deposits          653,933          30,388           4.65         531,958          20,740           3.90
   Borrowed Funds                           159,482          11,219           7.03          83,950           5,486           6.53
                                          ---------       ---------                      ---------       ---------
TOTAL INTEREST-BEARING LIABILITIES          813,415          41,607           5.11         615,908          26,226           4.26
                                          ---------       ---------                                      ---------
NON INTEREST-BEARING LIABILITIES
       Demand Deposits                      187,349                                        153,027
       Other Liabilities                      7,362                                          4,903
                                          ---------                                      ---------
TOTAL NON INTEREST-BEARING                  194,711                                        157,930
    LIABILITIES
SHAREHOLDERS' EQUITY                         63,131                                         56,384
                                          ---------                                      ---------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $1,071,257                                     $ 830,222
                                          =========                                      =========
NET INTEREST INCOME                                       $  46,292           3.99%                      $  37,631           4.18%
                                                          =========                                      =========
NET INTEREST INCOME AS A PERCENT
    OF INTEREST-EARNING ASSETS                                                4.79%                                          4.98%

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              1998
                                            ----------------------------------------
                                            AVERAGE        AMOUNT OF
                                            BALANCE         INTEREST       AVERAGE
                                             (000'S)         (000'S)         RATE
                                            ---------      ----------      ---------
ASSETS
INTEREST-EARNING ASSETS
    Interest-Earning Deposits               $   1,061       $      62           5.84%
    Investment Securities                     105,022           6,330           6.03
    Federal Funds Sold                          8,340             510           6.12
    Net Loans(1)                              432,834          43,981          10.16
                                            ---------       ---------

TOTAL INTEREST-EARNING ASSETS                 547,257          50,883           9.30

NON INTEREST-EARNING ASSETS
    Cash and Due from Banks                    33,750
    Allowance for Credit Losses                (3,702)
    Premises and Equipment                     12,386
    Other Assets                               21,522
                                            ---------

TOTAL NON INTEREST-EARNING ASSETS              63,956
                                            ---------
TOTAL ASSETS                                $ 611,213
                                            =========


LIABILITIES AND EQUITY
INTEREST-BEARING LIABILITIES
    Money Market and Now Accounts           $ 124,897       $   3,217           2.58%
    Time and Savings Deposits                 182,338           7,719           4.23
    Time Deposits Over $100,000               105,534           5,888           5.58
                                            ---------       ---------

    Total Interest-Bearing Deposits           412,769          16,824           4.08
    Borrowed Funds                              7,048             674           9.56
                                            ---------       ---------

TOTAL INTEREST-BEARING LIABILITIES            419,817          17,498           4.17
                                            ---------       ---------

NON INTEREST-BEARING LIABILITIES
    Demand Deposits                           133,688
    Other Liabilities                           4,788
                                            ---------

TOTAL NON INTEREST-BEARING LIABILITIES        138,476

SHAREHOLDERS' EQUITY                           52,920
                                            ---------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $ 611,213
                                            =========
NET INTEREST INCOME                                         $  33,385           5.13%
                                                            =========

NET INTEREST INCOME AS A PERCENT
    OF INTEREST-EARNING ASSETS                                                  6.10%

-----------------------------

(1) Yields and amounts include loan fees and late charges of $3,891,020, $3,368,923, and $3,242,012, for the years ended December 31, 2000, 1999 and
     1998, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

        Average interest-earning assets totaled $965.5 million in 2000, an increase of $209.2 million, or 27.7%, compared to 1999. All comparative areas of earning assets grew significantly, with the exception of Federal Funds Sold. This growth was highlighted by an increase in average total loans of $193.9 million, or 34.1% to $763.4 million as compared to $569.5 million for the previous year. In 1999 average interest earning assets increased $209.1 million, or 38.2%, from the 1998 average of $547.3 million.

        Average interest-bearing liabilities grew $197.5 million, or 32.1%, from $615.9 million for 1999 to $813.4 million for 2000. During 2000 average interest-bearing deposit categories increased $122.0 million, or 22.9%, to $653.9 million. Average borrowed funds increased $75.5 million, or 90.0% to $159.5 million. These comparative changes in average deposits and borrowed funds include the effects of the merger with Kings River, discussed earlier. In 1999, average interest-bearing liabilities increased $196.1 million, or 46.7%, from $419.8 million for 1998.

        Interest income in 2000 was $87.9 million, an increase of $24.0 million, or 37.6%, compared to 1999. The increase in interest income was the result of volume increases in investment securities and loans partially as a result of the Kings River acquisition and an increased rate environment. The yield on interest-earning assets increased 66 basis points to 9.10% in 2000 from 8.44% in 1999. The yield on the loan portfolio, the largest portion of the Company's interest-earning assets, increased 52 basis points, from 9.41% in 1999 to 9.93% in 2000.

        Interest expense increased $15.4 million, or 58.6%, to $41.6 million during 2000. The increase in interest expense was primarily the result of volume increases in all interest-bearing categories partially due to the acquisition of Kings River with a proportionally greater increase in higher costing certificates of deposit and borrowed funds as well as the addition of the trust preferred debt in the third quarter. The increase was partially caused by a higher rate environment and the addition of interest expense from Kings River. The cost of interest-bearing liabilities increased 85 basis points from 4.26% in 1999 to 5.11% in 2000.

        Net interest income was $46.3 million for 2000, which represented an increase from the prior year of $8.7 million, or 23.0%. The net interest spread percentage, which represents the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased to 3.99% for the year-ending December 31, 2000, compared to 4.18% in 1999. The decrease in net interest spread is due to the large increase in short-term borrowed funds as well as the addition of the trust preferred debt in a period of rising interest rates. Net interest income as a percentage of average interest-earning assets, or the net interest margin, decreased to 4.79% in 2000 compared to 4.98% in 1999. The decrease in net interest margin is primarily attributable to a shift to higher cost liabilities.

        Net interest income, which amounted to $37.6 million in 1999, represented an increase of $4.2 million, or 12.7%, compared to 1998. Interest income was $63.9 million, an increase of $13.0 million, or 25.5%, compared to 1998. The increase in interest income was the result of volume increases in investment securities and loans offset by a decreased rate environment. The yield on interest-earning assets decreased 86 basis points to 8.44% in 1999 from 9.30% in 1998. Interest expense increased $8.7 million, or 49.9%, to $26.2 million during 1999. The increase in interest expense was the result of volume increases in all interest-bearing categories, including borrowed funds, as well as a deposit mix shift towards the higher interest-bearing categories. This increase was partially offset by a lower interest rate environment. The cost of total interest-bearing liabilities increased 9 basis points from 4.17% in 1998 to 4.26% in 1999. Net interest income, as a percent of earning assets, fell from 6.10% in 1998 to 4.98% in 1999. A lower interest rate environment, the shift in the deposit mix towards the higher interest bearing categories and the issuance of the Capital Securities, offset by the relatively greater increases in interest-earning assets than in interest bearing liabilities were the primary reasons for the comparative decrease in yield for both the net interest spread and the net interest margin.

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


                                      YEAR ENDED DECEMBER 31, 2000                  YEAR ENDED DECEMBER 31, 1999
                                                  OVER                                           OVER
                                      YEAR ENDED DECEMBER 31, 1999                  YEAR ENDED DECEMBER 31, 1998
                                          INCREASE/DECREASE DUE                         INCREASE/DECREASE DUE
                                           TO CHANGE IN (000'S)                           TO CHANGE IN (000'S)
                                    --------------------------------------       --------------------------------------
                                                                    NET                                          NET
                                     VOLUME          RATE          CHANGE         VOLUME          RATE          CHANGE
                                    --------       --------       --------       --------       --------       --------
INTEREST-EARNING ASSETS
   Interest-Earning Deposits        $     39       $     15       $     54       $    (17)      $     (5)      $    (22)
   Investment Securities               1,338            937          2,275          4,288           (925)         3,363
   Federal Funds Sold                   (527)             1           (526)           (98)           (74)            24
   Net Loans(1)(2)                    18,250          3,989         22,239         13,884         (4,275)         9,609
                                    --------       --------       --------       --------       --------       --------

   Total Interest Income            $ 19,100       $  4,942       $ 24,042       $ 18,253       $ (5,279)      $ 12,974
                                    --------       --------       --------       --------       --------       --------

INTEREST-BEARING LIABILITIES
   Money Market and NOW             $    903       $  1,352       $  2,255       $    400       $   (254)      $    146
   Time and Savings                    1,485          2,015          3,500          3,608           (316)         3,292
   Time Deposits Over $100,000         2,474          1,419          3,893          1,029           (551)           478
   Borrowed Funds                      4,936            797          5,733          7,354         (2,542)         4,812
                                    --------       --------       --------       --------       --------       --------

   Total Interest Expense              9,798          5,583         15,381         12,391         (3,663)         8,728
                                    --------       --------       --------       --------       --------       --------

   Interest Differential or
      Net Interest Income           $  9,302       $   (641)      $  8,661       $  5,862       $ (1,616)      $  4,246
                                    ========       ========       ========       ========       ========       ========

-----------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and as such have been included in net loans.

(2)  Loan fees and late charges of $3,891,020, $3,368,923 and $3,242,012 for the years ended December 31,2000, 1999 and 1998, respectively, have been included in the interest income computation.

LOANS

        Total loans averaged $763.4 million in 2000, an increase of $193.9 million, or 34.1%, compared to 1999. The average loan growth is reflective of the merger with Kings River, discussed earlier, as well as an overall strong lending economic environment. At December 31, 2000 total loans were $823.7 million, representing an increase of $170.3 million, or 26.1%, over December 31, 1999. The yield on the total portfolio increased 52 basis points to 9.93% in 2000, from 9.41% in 1999. This increase in yield was the result of repricing of variable-rate loans in an overall higher interest rate environment.

        In 1999 total loans averaged $569.5 million, which represented an increase of $136.6 million, or 31.6%, compared to 1998. At December 31, 1999, total loans were $653.5 million, which represented an increase of $155.1 million, or 31.1%, over December 31, 1998. The yield on the total portfolio decreased 75 basis points to 9.41% in 1999 from 10.16% in 1998. This decrease was the result of repricing of variable-rate loans in an overall lower interest rate environment.

        The subsidiary bank loan portfolios represent the diversification of the markets served. Although the subsidiary banks seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the subsidiary banks' market areas. As a result, the subsidiary banks' loan and collateral portfolios are, to some degree, concentrated in those industries.

        The following table sets forth the amount of the Company's total outstanding loans, net of participations sold, in each category. The retained portions of SBA loans, as well as the guaranteed portion of such loans held for sale, are included primarily within the commercial and real estate construction loan totals.


                                                                   DECEMBER 31,
                                          2000                         1999                        1998
                                 ----------------------       ----------------------       ----------------------
                                  AMOUNT       PERCENT         AMOUNT       PERCENT         AMOUNT       PERCENT
                                  (000'S)      OF TOTAL       (000'S)       OF TOTAL       (000'S)       OF TOTAL
                                 --------      --------       --------      --------       --------      --------
Commercial and Agricultural      $209,238          25.3%      $180,129          27.4%      $116,634          23.2%
Real Estate- Construction         129,170          15.6         89,168          13.6         61,680          12.3
Real Estate - Other               453,041          54.7        344,379          52.4        276,809          55.2
Installment                        36,281           4.4         43,083           6.6         46,719           9.3
                                 --------      --------       --------      --------       --------      --------
Total Loans                      $827,730         100.0%      $656,759         100.0%      $501,482        100.00%
                                 ========      ========       ========      ========       ========      ========



                                                    DECEMBER 31,
                                          1997                         1996
                                 ----------------------       ----------------------
                                  AMOUNT       PERCENT         AMOUNT       PERCENT
                                 (000'S)       OF TOTAL        (000'S)      OF TOTAL
                                 --------      --------       --------      --------
Commercial and Agricultural      $102,150          25.1%      $ 82,331          24.3%
Real Estate- Construction          43,674          10.7         33,986          10.1
Real Estate - Other               220,174          54.2        187,575          55.4
Installment                        40,653          10.0         34,639          10.2
                                 --------      --------       --------      --------
Total Loans                      $406,651        100.00%      $338,531         100.0%
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

        The following table provides information with respect to components of the Company's non-performing loans. The Company had $4.2 million and $3.9 million in restructured loans outstanding as of December 31, 2000 and 1999, respectively. There were $4.9 million in restructured loans outstanding at December 31, 1998.

                                                                  DECEMBER 31,
                                           2000          1999         1998          1997           1996
                                         (000'S)       (000'S)       (000'S)       (000'S)        (000'S)
                                         --------      --------      --------      --------      --------
Non-Accrual Loans                        $ 12,302      $  6,185      $  4,315      $  5,194      $  6,519
Loans Past Due 90 Days or More
     But Not on Non-Accrual Basis              83            16           567           525           967
Restructured Loans                          3,327         2,779         4,819         4,371         1,632
                                         --------      --------      --------      --------      --------

Total                                    $ 15,712      $  8,980      $  9,701      $ 10,090      $  9,118
                                         ========      ========      ========      ========      ========

        The following table sets forth the gross interest income that would have been recorded for the period indicated if the non-accrual loans had been current in accordance with their terms and the amount of interest income recognized on these loans:


                                               YEAR ENDED DECEMBER 31, 2000
                                               ----------------------------
Interest Income - Original Terms                        $705,812
Interest Income - Recorded                               122,384
                                                        --------
Forgiven Interest Income                                $583,428
                                                        ========

        Properties taken in foreclosure, or other real estate owned, constitute another category of non-performing assets. Other real estate owned, consisting of 7 properties at year end December 31, 2000, increased from $1,304,729 at December 31,1999 to $1,359,905 at December 31, 2000. The Company is actively marketing these properties for sale.

INVESTMENTS

        Total investments averaged $200.5 million in 2000, representing an increase of $24.3 million from 1999. At December 31, 2000, the investment portfolio amounted to $192.3 million, an increase of $30.3 million compared to December 31, 1999. At December 31, 2000, the yield of the available for sale portfolio on a tax-equivalent basis increased 28 basis points to 6.38%. This increase was the result of the recomposition of the portfolio due to the acquisition of Kings River State Bank.

        The investment strategy for 2000 was to utilize proceeds from prepayments and maturing securities to fund increased loan demand and provide liquidity. The portfolio maintains securities whose callable characteristics provide additional liquidity to fund future anticipated loan growth. Additionally, portions of the investment portfolio were allocated to community development investing in the service area of Valley Independent Bank.

        U.S. Government and federal agencies averaged $116.3 million during 2000, an increase of $23.1 million, or 24.7%. This increase reflected the strategy to provide liquidity for anticipated loan growth. The yield on the portfolio increased 29 basis points to 6.24% at December 31, 2000, compared to 5.95% at December 31, 1999.

        State and municipal securities increased on average $12.4 million to $67.9 million. The tax-equivalent yield on this portfolio increased 7 basis points to 6.36% at December 31, 2000, compared with 6.29% at December 31, 1999.

        Federal funds sold averaged $.1 million in 2000, a decrease of $9.8 million, or 98.8%, compared to 1999. At December 31, 2000, there were no Federal funds sold outstandings. These funds represent excess funds temporarily invested. The yield on Federal funds increased 124 basis points to 6.61% in 2000. The increase in yield was reflective of the higher overnight investment interest rate environment.

        The investment portfolio averaged $176.2 million during 1999, representing an increase of $71.1 million from 1998. At December 31, 1999, total investments amounted to $162.0 million, an increase of $42.2 million compared to December 31, 1998. The available for sale portfolio yield on a tax-equivalent basis decreased 11 basis points in 1999 to 6.10% as a result of the lower interest rate environment during 1999.

        Securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits. At December 31, 2000 and December 31, 1999, the market value of securities pledged to secure public deposits was approximately $24.2 million and $14.2 million, respectively.

        The following tables summarize the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted tax-equivalent average yield.


                                                                                DECEMBER 31,
                                                               2000                                      1999
                                               ------------------------------------       --------------------------------------
                                                 BOOK        MARKET       WEIGHTED         BOOK         MARKET          WEIGHTED
                                                 VALUE        VALUE        AVERAGE         VALUE         VALUE          AVERAGE
                                                (000'S)      (000'S)        YIELD         (000'S)       (000'S)          YIELD
                                               --------      --------      --------       --------      --------        --------
U.S. TREASURY & GOVERNMENT AGENCIES:
    Within One Year                            $  3,034      $  3,026          5.95%      $    597      $    607          8.22%
    One to Five Years                            68,707        68,183          5.91         63,661        61,580          5.76
    Over Five Years                              38,422        38,255          6.84         38,120        36,693          6.24
                                               --------      --------                     --------      --------
TOTAL U.S. TREASURY & GOVERNMENT AGENCIES       110,163       109,464          6.24        102,378        98,880          5.95
STATE AND POLITICAL SUBDIVISIONS:
    Within One Year                               2,829         2,814          5.23            340           342          7.78
    One to Five Years                            15,621        15,474          5.44         17,998        17,522          5.94
    Over Five Years                              49,259        49,314          6.71         38,661        35,871          6.44
                                               --------      --------                     --------      --------
TOTAL STATE AND POLITICAL SUBDIVISIONS           67,709        67,602          6.36         56,999        53,735          6.29
TOTAL OTHER SECURITIES                           13,032        12,811          7.69          7,269         6,472          6.76
                                               --------      --------                     --------      --------
TOTAL AVAILABLE FOR SALE SECURITIES            $190,904      $189,877          6.38       $166,646      $159,087          6.10
                                               ========      ========                     ========      ========



                                                             DECEMBER 31, 1998
                                                   ------------------------------------
                                                    BOOK         MARKET       WEIGHTED
                                                    VALUE        VALUE         AVERAGE
                                                   (000'S)      (000'S)         YIELD
                                                   --------      --------      --------
U.S. TREASURY & GOVERNMENT AGENCIES:
    Within One Year                                $  3,653      $  3,663          6.21%
    One to Five Years                                30,525        30,513          5.85
    Over Five Years                                  35,967        35,936          6.26
                                                   --------      --------
TOTAL U.S. TREASURY & GOVERNMENT AGENCIES            70,145        70,112          6.08
STATE AND POLITICAL SUBDIVISIONS:
    Within One Year                                     498           502          7.24
    One to Five Years                                 3,664         3,731          6.54
    Over Five Years                                  33,890        34,006          6.28
                                                   --------      --------
TOTAL STATE AND POLITICAL SUBDIVISIONS               38,052        38,239          6.32
TOTAL OTHER SECURITIES                                8,500         8,521          6.77
                                                   --------      --------
TOTAL AVAILABLE FOR SALE SECURITIES                $116,697      $116,872          6.21
                                                   ========      ========

DEPOSITS

        Total deposits averaged $841.3 million during 2000, an increase of $156.3 million, or 22.8%, compared with 1999. At December 31, 2000 total deposits were $910.2 million, representing an increase of $208.9 million, or 29.8%, over December 31, 1999. Deposit growth was primarily utilized to fund loan growth.

        During 2000 demand deposits averaged $187.3 million, an increase of $34.3 million, or 22.4%, from the average $153.0 million for 1999. Demand deposits amounted to $211.5 million at year-end 2000, representing an increase of $36.8 million, or 21.1%, compared to the prior year end.

        Money market and NOW accounts averaged $178.1 million, an increase of $37.7 million, or 26.9%, over 1999. These accounts totaled $208.2 million at year-end, an increase of $74.6 million, or 55.8%, from 1999. Regular savings deposits decreased $5.2 million, or 7.2%, below 1999 to average $67.4 million. At year end these deposits amounted to $62.7 million, a decrease of $1.3 million, or 2.1%, compared to the prior year. Total time deposits averaged $408.4 million in 2000, an increase of $89.5 million, or 28.1%, compared with 1999. At December 31, 2000 these balances totaled $427.9 million, an increase of $98.8 million, or 30.0%, from the prior year-end. The cost of total interest-bearing deposits increased to 3.61% in 2000 from 3.06% in 1999, or 55 basis points. This rise in overall cost was primarily the result of a slightly higher interest rate environment and a shift in mix toward higher cost time deposits.

        In 1999 total deposits averaged $685.0 million, representing an increase of $138.5 million, or 25.4%, compared to 1998. At December 31, 1999 total deposits amounted to $701.3 million, an increase of $101.2 million, or 16.9% from the prior year-end. The cost of deposits was 3.06% in 1999 and represented a decrease of 2 basis points from 3.08% in 1998.

        The following schedules reflect the Company's deposits, based upon average balances, for the periods indicated:


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                2000                                     1999
                              -------------------------------------       -------------------------------------
                               AVERAGE      PERCENT        AVERAGE        AVERAGE       PERCENT        AVERAGE
                               BALANCE        OF             RATE         BALANCE         OF             RATE
                               (000'S)       TOTAL           PAID         (000'S)        TOTAL           PAID
                              --------      --------       --------       --------      --------       --------
DEMAND:
    Non-Interest Bearing      $187,349          22.3%           N/A       $153,027          22.3%           N/A
    Money Market and NOW       178,134          21.2           3.15%       140,425          20.5           2.39%
SAVINGS:                        67,448           8.0           1.68         72,658          10.6           2.03
TIME:
    Under $100,000             236,193          28.0           5.66        194,901          28.5           4.89
    $100,000 or More           172,158          20.5           5.96        123,974          18.1           5.13
                              --------      --------                      --------      --------
TOTAL DEPOSITS                $841,280         100.0%          3.61       $684,985         100.0%          3.06
                              ========      ========                      ========      ========



                                   FOR THE YEAR ENDED DECEMBER 31,
                                                1998
                               --------------------------------------
                               AVERAGE         PERCENT        AVERAGE
                               BALANCE           OF             RATE
                               (000'S)          TOTAL           PAID
                               --------       ---------       --------
DEMAND:
     Non-Interest Bearing      $133,688          24.5%           N/A
     Money Market and NOW       124,897          22.9           2.58%
SAVINGS:                         54,310           9.9           2.09
TIME:
     Under $100,000             128,028          23.4           4.27
     $100,000 or More           105,534          19.3           5.58
                               --------       --------
TOTAL DEPOSITS                 $546,457         100.0%          3.08
                               ========       ========

BORROWED FUNDS

        Borrowed funds, which consist of Federal funds purchased and other forms of borrowing, were utilized primarily for funding loans and investments. During 2000, as a result of increases in loan funding and investments, there was an increase in the use of borrowed funds for these purposes.

        In 2000 borrowed funds averaged $159.5 million, an increase of $75.5 million, or 90.0% from 1999. At year-end there was $154.3 million outstanding in borrowed funds, an increase of $1.2 million from the prior year-end. The cost of borrowed funds increased 50 basis points to 7.03% in 2000 from 6.53% in 1999. The increase in cost was reflective of the increase in the use of higher cost short term advances, the addition of trust preferred debt in the third quarter, and in part to a higher interest rate environment.

        Borrowed funds in 1999 averaged $84.0 million, an increase of $76.9 million, or 1,091.1%, compared to 1998. At year-end 1999 there was $153.1 million outstanding in borrowed funds. This represented an increase of $121.2 million from year-end 1998. The cost of borrowed funds decreased 303 basis points to 6.53% from 9.56% in 1998 as a result of lower cost advances from the Federal Home Loan Bank and to a lesser degree by a lower interest rate environment.

PROVISION FOR CREDIT LOSSES

        The allowance for credit losses at December 31, 2000 was $8.3 million, compared to $5.7 million at December 31, 1999, an increase of $2.6 million, or 45.7%. As a percent of total loans, the allowance was 1.01% at year-end 2000 and
 .87% at year-end 1999. At year-end 1998, the allowance was $4.3 million or .86% of total loans.

        Management believes the allowance at December 31, 2000, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the subsidiary banks' loan portfolios. Although the subsidiary banks seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the subsidiary banks' market areas. As a result, the subsidiary banks' loan and collateral portfolios are, to some degree, concentrated in those industries.

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

        The provision for credit losses was $2.9 million in 2000 and $2.7 million in 1999. The provision expense in 1998 was $2.6 million. Net charge-offs were $1.0 million, or .13% of average loans, in 2000 as compared to $1.3 million or .22%, in 1999. In 1998 net charge-offs were $2.6 million, or .33% of average loans. Net charge-offs are projected to be $1.8 million in 2001. Based upon the known risks in the subsidiary bank portfolios as well as historical trends, 70% of the projected 2001 net charge-offs are anticipated to be commercial and agricultural, 10% are anticipated to be real estate construction loans, and 20% are anticipated to be installment loans to individuals.

        At December 31, 2000, the subsidiary bank loan portfolios were not subject to any known significant risks except the non-performing loans previously identified. The Company's subsidiary bank loan portfolios at December 31, 2000 did not have any outstandings in international loans and, accordingly, did not have any direct risk associated with currency fluctuations in Mexico.

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



                                                                              YEAR ENDED DECEMBER 31,
                                                        2000           1999           1998           1997           1996
                                                      --------       --------       --------       --------       --------
BALANCES (000'S)
    Average Loans                                     $763,401       $569,471       $432,834       $362,024       $299,593
    Total Loans at end of Period                       823,723        652,929        497,829        404,986        337,071
ALLOWANCE FOR CREDIT LOSSES (000'S)
BALANCE - BEGINNING OF PERIOD                         $  5,696       $  4,296       $  3,145       $  3,792       $  3,504
    Charge -Offs
       Commercial and Agricultural                         730            377          1,066          1,983            257
       Real Estate - Construction                           88            527             73            770          1,298
       Installment                                         322            432            476            438            334
                                                      --------       --------       --------       --------       --------
TOTAL CHARGE - OFFS                                      1,140          1,336          1,615          3,191          1,889
    Recoveries:
       Commercial and Agricultural                          99             12             38             63            575
       Real Estate - Construction                           11             14              2             33             71
       Installment                                          48             35            145            183             42
                                                      --------       --------       --------       --------       --------
TOTAL RECOVERIES                                           158             61            185            279            688
                                                      --------       --------       --------       --------       --------
    Net Charge - Offs                                      982          1,275          1,430          2,912          1,201
    Provision for Credit Losses                          2,930          2,675          2,581          2,265          1,489
    Reserves Acquired by Acquisition                       654
                                                      --------       --------       --------       --------       --------
BALANCE - END OF PERIOD                               $  8,298       $  5,696       $  4,296       $  3,145       $  3,792
                                                      ========       ========       ========       ========       ========
RATIOS
    Net Loans Charged Off to Average Loans                0.13%          0.22%          0.33%          0.80%          0.40%
    Net Loans Charged Off to Total Loans
        at End of Period                                  0.12           0.20           0.29           0.72           0.36
    Allowance for Credit Losses to Average Loans          1.09           1.00           0.99           0.87           1.27
    Allowance for Credit Losses to Total Loans
       at End of Period                                   1.01           0.87           0.86           0.78           1.12
    Net Loans Charged Off to Allowance
       for Credit Losses                                 11.83          22.38          33.29          92.59          31.67
    Net Loans Charged Off to Provision
       for Credit Losses                                 33.52          47.66          55.40         128.57          80.66


NON INTEREST INCOME

        Total non interest income was $9.1 million in 2000, $7.0 million in 1999 and $7.2 million in 1998. Service charges and fees on deposits were $5.9 million in 2000, an increase of $1.4 million, or 30.3%, over 1999. In 1999 service charge income rose $162,000, representing an increase of 3.7%, from 1998. The increases in service charge income have been due to in part to income generated by Kings River of $404,000, as well as the internal growth in the number and volume of deposit accounts.

        Other income amounted to $569,000 in 2000, an increase of $447,000, or 367.3%, compared to the prior year. The primary reason for the increase was $488,000 from Kings River, which includes $265,000 in fees collected from funding mortgage loans. In 1999 other income totaled $608,000, representing an increase of $128,000, or 26.8%, from 1998.

        Dividends on cash surrender value of life insurance was $1.2 million for the year ended December 31, 2000, an increase of $.6 million or 99.1% over 1999. In 1999 the dividends were $.6 million, an increase of $.1 million, or 26.8% from 1998. The increase in dividends is used primarily to fund the Company's deferred compensation programs.

        Income generated through the sale of small business government guaranteed loans provides an additional source of earnings. In 2000, the gain on sale of these loans and related servicing fees totaled $1.3 million, a decrease of $371,000, or 21.6%, from 1999. Loan sale gains in 1999 amounted to $1.7 million, an increase of $83,000, or 5.1%, from 1998.

        There were no securities sold during the year ended December 31, 2000. Investment securities gains were $2,000 in 1999 and $489,000 in 1998.

NON INTEREST EXPENSE

        Total non interest expense for the year ended December 31, 2000 was $39.7 million, an increase of $6.1 million, or 18.3%, as compared to 1999. These expenditures amounted to $33.5 million in 1999, representing an increase of $4.0 million, or 13.7%, over 1998. After adjusting for $.7 million in merger and one-time related expenses, non-interest expense for the year ended December 31, 1999 was $32.8 million, an increase of $3.3 million, or 11.2%.

        Salary expense during the year ended December 31, 2000 was $14.7 million, an increase of $2.7 million, or 22.2%, over 1999. The growth in salary expense is attributable to the acquisition of Kings River, merit increases, and paid commissions. In 1999, salary expense was $12.0 million, an increase of $.4 million, or 3.4%, compared to 1998.

        Employee benefits expense was $5.0 million for the year ended December 31, 2000, an increase of $.5 million, or 11.9% compared to 1999. The increase in benefits was attributable primarily to the previously discussed staffing additions, increases in the Company's funding of the ESOP plan and increases in education expenses. In 1999, employee benefits expense amounted to $4.3 million, representing an increase of $1.7 million, or 65.4%, compared to 1998.

        Occupancy expenses were $3.2 million in 2000, an increase of $.6 million, or 21.6%, compared to 1999. In 1999, occupancy expense amounted to $2.6 million representing an increase of $.2 million, or 7.8%, compared to 1998. Furniture and equipment expense totaled $3.1 million in 2000, an increase of $.6 million, or 21.3% compared with 1999. In both 1999 and 1998, furniture and equipment expense was $2.6 million. These increases were primarily the result of the Kings River acquisition and increased depreciation expense on planned additions to computer hardware and software expenditures.

        Other operating expense amounted to $13.6 million during the year ended December 31, 2000, an increase of $1.6 million, or 13.5%, from 1999. Increases in data processing, legal and professional fees, along with the increased amortization of intangibles offset by a decrease in merger related expenses were the primary causes for the increase in this category. All other non-interest expenses in 1999 were $12.0 million, representing an increase of $1.7 million, or 16.6%, over 1998.

INCOME TAX EXPENSE

        Income tax expense for the year ending December 31, 2000 was $4.2 million as compared with $2.7 million for 1999, an increase of $1.5 million, or 57.0%. The increase in tax expense was primarily attributable to both the acquisition of Kings River and to an increase in the Company's effective tax rate from 31.1% for the year ended December 31, 1999 to 32.5% for the year ended December 31, 2000. The effective tax rate increase was primarily the result of increases in non-deductible intangible asset amortization and a general increase in operating income at marginal rates.

        Income tax expense for the year ending December 31, 1999 was $2.7 million as compared with $2.9 million for 1998, a decrease of $.3 million, or 9.7%. The decrease in tax expense was primarily attributed to a decrease in the Company's effective tax rate from 34.5% for the year ended December 31, 1998 to 31.1% for the year ended December 31, 1999. The effective tax rate decrease was primarily the result of a $1.2 million increase in non-taxable income from municipal securities, partially offset by increases in non-deductible intangible asset amortization and non-deductible merger and related non-recurring expenses.

CAPITAL RESOURCES

        Total shareholders' equity averaged $63.1 million in 2000, an increase of $6.7 million, or 12.0%, compared to 1999. At December 31, 2000 shareholders' equity amounted to $70.9 million, an increase of $12.6 million, or 21.6%, over the prior year-end. During 1999 shareholders' equity averaged $56.4 million, an increase of $3.5 million, or 6.5%, compared to 1998. At December 31, 1999, shareholders' equity totaled $58.2 million, representing an increase of $2.6 million, or 4.8%, compared to year-end 1998. Per common share book value increased to $5.82 at year-end 2000 from $4.80 the prior year-end. Book value per common share at year-end 1998 was $4.72.

        Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. At December 31, 2000, the Tier I and total risk based capital ratios were 8.73% and 10.64%, respectively, compared to 10.93% and 11.94%, respectively, at December 31, 1999. The current minimum regulatory guidelines for Tier I and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of average Tier I capital to adjusted average assets was 7.01% at December 31, 2000, compared to 8.87% at year-end 1999. The leverage ratio at December 31, 1998 was 7.81%. The Company's leverage ratio exceeds the current regulatory minimum of 3.0%. The Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND LIABILITY MANAGEMENT

        The Company's consolidated liquidity position remains adequate to meet future contingencies. At December 31, 2000 the Company had $119.0 million in net Federal funds purchased and FHLB advances outstanding. This compared to $115.9 million in net Federal funds outstanding at December 31, 1999. Since December 31, 1999, net Federal funds purchased and FHLB advances have decreased $8.8 million. The Company's consolidated liquidity ratio at December 31, 2000 was 19.97%. This ratio represented a decrease from 25.59% at December 31, 1999.

        The Company and its subsidiary banks' Asset/Liability Committees ("ALCO") function is to oversee the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet existing and future funding commitments is the measure of liquidity. Liquidity is also required to meet borrowing needs, deposit withdrawals and asset growth. The Company and its subsidiaries develop liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

        The ALCO's manage the interest rate sensitivity or repricing characteristics of their respective assets and liabilities. The primary source of earnings for the subsidiaries is net interest income, which is subject to movements in interest rates. To minimize the effect of changes in rates, the balance sheet requires structuring in order that the repricing opportunities for both assets and liabilities exist in nearly equivalent amounts and at approximately similar time intervals. Interval differences may exist at times creating interest sensitivity gaps, which represent the difference between interest sensitive assets and interest sensitive liabilities. These gaps are static in nature and do not consider future activity. As such, these gap measurements serve best as an indicator for potential interest rate exposure.

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

        The following table sets forth the relative maturities of the commercial, agricultural and construction loan portfolios and provides a breakout relative to fixed and variable rate loan maturities:


                                                                    OVER ONE
                                                                      YEAR
                                                                    BUT LESS
                                                       ONE YEAR       THAN          OVER
                                                       OR LESS      FIVE YEARS    FIVE YEARS     TOTAL
                                                       --------     ----------    ----------     --------
LOANS (000'S)
Commercial and Agricultural                            $115,883      $ 61,797      $ 31,558      $209,238
Real Estate - Construction                               87,217        25,928        16,025       129,170
Real Estate - Other                                      27,394       146,365       279,282       453,041
Consumer                                                  8,098        23,927         4,256        36,281
                                                       --------      --------      --------      --------
TOTAL                                                  $283,592      $258,017      $331,121      $827,730
                                                       ========      ========      ========      ========

Loans With Predetermined (Fixed) Interest Rates        $ 34,000      $131,434      $245,763      $411,197
Loans With Variable (Floating) Interest Rates           204,592       126,583        85,358       416,533
                                                       --------      --------      --------      --------
TOTAL                                                  $238,592      $258,017      $331,121      $827,730
                                                       ========      ========      ========      ========

        The following schedule sets forth the maturities of time certificates of deposit over $100,000 and their relative mix:


                                         BALANCE       PERCENT
                                         (000'S)      OF TOTAL
                                        --------      --------
Less Than Three Months                  $ 82,432          39.8%
Three Months Through Six Months           69,260          33.4
Seven Months Through Twelve Months        43,079          20.8
Over Twelve Months                        12,543           6.1
                                        --------      --------
TOTAL                                   $207,314         100.0%
                                        ========      ========

        The Company's subsidiaries do not maintain trading accounts for any class of financial instrument nor do they engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the subsidiaries are not subject to foreign currency exchange rate risk or commodity price risk.

        In addition to gap measurement, the ALCO's are further responsible for the measurement of interest rate risk, i.e., the risk of loss in value due to changes in interest rates. The ALCO's monitor and consider methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The ALCO's attempt to manage the various components of their respective balance sheets to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

        The Company and its subsidiaries exposure to interest rate risk is reviewed on a periodic basis by their respective Boards of Directors and ALCO. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its assets and liability mix to bring interest rate risk within Board-approved limits.

        The Company and its subsidiary banks utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The Company and its subsidiary banks' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates.

        The following tables present the Company's projected changes in NPV and net interest income for the various rate shock levels as of December 31, 2000:


                                   CHANGE IN NET PORTFOLIO VALUE
                                       AT DECEMBER 31, 2000
                                   NET PORTFOLIO            ACTUAL                 PERCENTAGE
CHANGE IN INTEREST RATES           VALUE (000'S)        CHANGE (000'S)               CHANGE
------------------------           -------------        --------------             ----------
300 basis point rise                 $136,248              $(35,097)                 (20.5)%
200 basis point rise                  146,413               (24,932)                 (14.6)
100 basis point rise                  160,937               (10,408)                  (6.1)
Base Rate Scenario                    171,345                  --                      --
100 basis point decline               176,420                5,075                     3.0
200 basis point decline               175,630                4,285                     2.5
300 basis point decline               168,192               (3,153)                  (1.8)


                                     CHANGE IN NET INTEREST INCOME
                                         AT DECEMBER 31, 2000
                                    NET INTEREST             ACTUAL                PERCENTAGE
CHANGE IN INTEREST RATES           INCOME (000'S)        CHANGE (000'S)              CHANGE
------------------------           -------------        --------------             ----------
300 basis point rise                  $46,759               $ (811)                  (1.7)%
200 basis point rise                   47,169                (401)                    (0.8)
100 basis point rise                   47,436                (134)                    (0.3)
Base Rate Scenario                     47,570                  --                      --
100 basis point decline                46,830                (740)                    (1.6)
200 basis point decline                45,717               (1,853)                   (3.9)
300 basis point decline                44,464               (3,106)                   (6.5)

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

        The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of trust preferred securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company's expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from its subsidiaries to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the trust preferred securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital. At December 31, 2000 the Company had adequate liquidity to meet its anticipated funding needs.

INFLATION

        The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets to total assets of 1.2% at December 31, 2000, and 1.3% at December 31, 1999, reduces both the potential for inflated earnings resulting from understated depreciation changes, and the potential for significant understatement of absolute asset values. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by inflative impact on interest rates.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information in response to this Item is included in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Financial Statements are included in this Annual Report on Form 10-K:

               INDEX                                                                       PAGE
               -----                                                                       ----
        Independent Auditors' Report - Vavrinek, Trine, Day & Co. LLP                       50
        Independent Auditors' Report - KPMG LLP                                             51
        Consolidated Balance Sheets as of December 31, 2000 and 1999                        52
        Consolidated Statements of Income for the Years Ended December 31, 2000,
               1999 and 1998                                                                54
        Consolidated Statement of Changes in Shareholders' Equity for the Years
               Ended December 31, 2000, 1999 and 1998                                       55
        Consolidated Statements of Cash Flows for the Years Ended December 31,
               2000, 1999 and 1998                                                          56
        Notes to Consolidated Financial Statements                                          57

        The following table provides selected quarterly financial information for the periods indicated:


                                                                                         FOR THE YEAR
                                                        QUARTER ENDED                       ENDED
                                   ----------------------------------------------------
                                   MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,  DECEMBER 31,
                                   ---------    --------   -------------   ------------  ------------
2000
Net interest income                 $10,457     $10,531       $11,025        $11,374       $43,387
Other income                          2,014       2,469         2,297          2,282         9,062
Net income                            1,840       1,978         2,263          2,539         8,620
Basic earnings per share               0.15        0.16          0.19           0.21          0.71
Diluted earnings per share             0.15        0.16          0.19           0.21          0.71
1999
Net interest income                  $8,086      $8,686        $9,139         $9,127       $35,038
Other income                          1,483       1,742         1,612          2,171         7,008
Net income                              664       1,729         1,711          1,762         5,866
Basic earnings per share               0.06        0.15          0.14           0.15          0.49
Diluted earnings per share             0.06        0.14          0.14           0.15          0.49

        The foregoing selected quarterly data for 2000 is consistent with the quarterly information filed during 2000 on Forms 10-Q, as well as the quarterly information for 1999 filed during 1999 on Forms 10-Q.

To the Shareholders and Board of Directors of VIB Corp and Subsidiaries

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of VIB Corp and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the VIB Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 financial statements of Bank of Stockdale, FSB, a wholly owned subsidiary, a bank acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note Q to the accompanying financial statements. Such statements reflect total interest and noninterest income of $12,484,303 for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bank of Stockdale, FSB for the year ended December 31, 1998, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIB Corp and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


   /s/ Vavrinek, Trine, Day & Co., LLP


Laguna Hills, California
January 10, 2001

[KPMG LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Bank of Stockdale, FSB:


We have audited the statements of income, changes in stockholders' equity, and cash flows of Bank of Stockdale, FSB for the year ended December 31, 1998. These financial statements, which are not presented separately herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bank of Stockdale, FSB for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.





                                               /s/ KPMG LLP


February 19, 1999
Sacramento, California

                                   VIB CORP AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 2000 AND 1999


                                                                     2000                  1999
                                                               ---------------       ---------------
ASSETS

Cash and Due from Banks                                        $    51,604,079       $    45,392,374
Money Market Mutual Funds                                                    -               366,296
                                                               ---------------       ---------------
              TOTAL CASH AND CASH EQUIVALENTS                       51,604,079            45,758,670

Interest-Bearing Deposits                                            1,447,888               523,243

Investment Securities:
   Securities Available for Sale                                   189,876,563           159,086,627
   Securities Held to Maturity                                       2,440,928             2,921,978
                                                               ---------------       ---------------
                TOTAL INVESTMENT SECURITIES                        192,317,491           162,008,605

Federal Home Loan and Federal Reserve Bank Stock, at cost            9,185,249            11,885,800

Loans:
   Commercial                                                      139,020,547           129,275,430
   Agricultural                                                     70,217,153            50,853,898
   Real Estate - Construction                                      129,170,418            89,167,767
   Real Estate - Other                                             453,041,114           344,378,738
   Consumer                                                         36,280,567            43,082,863
                                                               ---------------       ---------------
                       TOTAL LOANS                                 827,729,799           656,758,696

Net Deferred Loan Fees                                              (4,007,270)           (3,303,169)
Allowance for Credit Losses                                         (8,297,814)           (5,696,222)
                                                               ---------------       ---------------
                        NET LOANS                                  815,424,715           647,759,305

Premises and Equipment                                              13,863,823            12,130,243
Other Real Estate Owned                                              1,359,905             1,304,729
Cash Surrender Value of Life Insurance                              19,990,350            14,294,521
Deferred Tax Assets                                                  6,923,000             7,459,000
Goodwill and Core Deposit Intangibles                               18,435,865             5,139,322
Accrued Interest and Other Assets                                   12,375,595             9,864,234
                                                               ---------------       ---------------

                                                               $ 1,142,927,960       $   918,127,672
                                                               ===============       ===============



The accompanying notes are an integral part of these consolidated financial statements.

                                   VIB CORP AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 2000 AND 1999


                                                                    2000                  1999
                                                              ---------------       ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                 $   211,541,381       $   174,711,805
   Money Market and NOW                                           208,177,709           133,592,522
   Savings                                                         62,657,235            64,004,639
   Time Deposits Under $100,000                                   220,547,372           183,862,025
   Time Deposits $100,000 and Over                                207,314,327           145,161,883
                                                              ---------------       ---------------
                         TOTAL DEPOSITS                           910,238,024           701,332,874

Federal Funds Purchased                                               750,000            15,550,000
Federal Home Loan Bank Advances                                   118,200,000           112,200,000
Capitalized Lease Obligation                                        2,954,995             2,924,310
Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trusts Holding Solely Junior
   Subordinated Debentures                                         32,400,000            22,400,000
Accrued Interest and Other Liabilities                              7,534,152             5,475,128
                                                              ---------------       ---------------
                       TOTAL LIABILITIES                        1,072,077,171           859,882,312

Commitments and Contingencies - Notes D and J

Shareholders' Equity:
   Preferred Stock - Authorized 10,000,000 Shares,
      None Outstanding
   Common Shares - Authorized
      25,000,000 Shares;  Issued and
      Outstanding: 12,168,644 in 2000 and
      11,443,037 in 1999                                           62,283,298            57,449,500
 Retained Earnings                                                  9,173,494             5,252,469
 Accumulated Other Comprehensive Income-Net
      Unrealized Losses on Available-for-Sale
 Securities, net of Taxes of $421,122 in 2000
      and $3,102,348 in 1999                                         (606,003)           (4,456,609)
                                                              ---------------       ---------------
                       TOTAL SHAREHOLDERS' EQUITY                  70,850,789            58,245,360
                                                              ---------------       ---------------

                                                              $ 1,142,927,960       $   918,127,672
                                                              ===============       ===============



The accompanying notes are an integral part of these consolidated financial statements.

                                   VIB CORP AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME
                         YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                  2000             1999             1998
                                                              -----------      -----------      -----------
INTEREST INCOME
   Interest and Fees on Loans                                 $75,829,002      $53,590,352      $43,980,944
   Interest on Investment Securities - Taxable                  8,469,982        6,930,742        4,939,555
   Interest on Investment Securities - Nontaxable               2,780,133        2,373,456        1,198,145
   Other Interest Income                                          820,331          962,143          764,613
                                                              -----------      -----------      -----------
                                  TOTAL INTEREST INCOME        87,899,448       63,856,693       50,883,257
INTEREST EXPENSE
   Interest on Money Market and NOW                             5,617,648        3,363,120        3,216,888
   Interest on Savings Deposits                                 1,141,326        1,476,627        1,135,760
   Interest on Time Deposits                                   23,629,486       15,899,901       12,471,797
   Interest on Trust Preferred Securities                       2,559,675        1,845,925                -
   Interest on Other Borrowings                                 8,659,501        3,640,228          674,075
                                                              -----------      -----------      -----------
                                 TOTAL INTEREST EXPENSE        41,607,636       26,225,801       17,498,520
                                                              -----------      -----------      -----------

                                    NET INTEREST INCOME        46,291,812       37,630,892       33,384,737
Provision for Credit Losses                                     2,904,928        2,592,464        2,581,149
                                                              -----------      -----------      -----------
                              NET INTEREST INCOME AFTER
                            PROVISION FOR CREDIT LOSSES        43,386,884       35,038,428       30,803,588
NONINTEREST INCOME
   Service Charges and Fees                                     5,935,295        4,556,788        4,395,284
   Gain on Sale of Loans and Servicing Fees                     1,348,557        1,719,904        1,636,682
   Gain on Sale of Securities                                           -            1,755          489,323
   Dividends on Cash Surrender Value of Life Insurance          1,209,315          607,528          479,291
   Other Income                                                   569,016          121,755          200,136
                                                              -----------      -----------      -----------
                                                                9,062,183        7,007,730        7,200,716
                                                              -----------      -----------      -----------
                                                               52,449,067       42,046,158       38,004,304
NONINTEREST EXPENSE
   Salaries and Employee Benefits                              19,739,425       16,338,098       14,180,572
   Occupancy Expenses                                           3,215,593        2,644,348        2,452,281
   Furniture and Equipment                                      3,133,462        2,583,302        2,595,085
   Data Processing                                              2,642,657        2,004,070        1,396,145
   Advertising                                                    586,352          552,079          557,116
   Legal and professional                                       2,638,105        2,819,771        2,147,067
   Regulatory Assessments                                         363,340          321,290          275,541
   Insurance                                                      320,098          214,228          213,612
   Office Expenses                                              2,317,444        2,046,631        1,912,678
   Promotion                                                    1,535,443        1,157,333        1,106,430
   Other Real Estate Owned                                         88,454           98,111          111,274
   Amortization of Goodwill and Core Deposit Intangibles        1,286,416          401,813          490,783
   Other Expenses                                               1,796,468        2,346,170        2,052,081
                                                              -----------      -----------      -----------
                                                               39,663,257       33,527,244       29,490,665
                                                              -----------      -----------      -----------
                             INCOME BEFORE INCOME TAXES        12,785,810        8,518,914        8,513,639
Income Taxes                                                    4,165,403        2,653,191        2,938,033
                                                              -----------      -----------      -----------
                                             NET INCOME       $ 8,620,407      $ 5,865,723      $ 5,575,606
                                                              ===========      ===========      ===========
Per Share Data
   Net Income - Basic                                         $      0.71      $      0.49      $      0.48
   Net Income - Diluted                                       $      0.71      $      0.49      $      0.46



The accompanying notes are an integral part of these consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




                                                              Common Shares
                                                      ---------------------------
                                                       Number of                      Comprehensive       Retained
                                                        Shares           Amount           Income          Earnings
                                                      ----------       ----------       ----------       ----------
BALANCE AT JANUARY 1, 1998                            10,089,580       $46,590,570                       $2,463,626
   Stock Dividends                                       235,559        2,958,621                        (2,958,621)
   Cash Dividends                                                                                           (27,693)
   Exercise of Warrants                                    2,496           38,513
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $180,000                           185,908          858,095

COMPREHENSIVE INCOME:
   Net Income for the Year                                                              $5,575,606        5,575,606
   Unrealized gain on Available-for-Sale
       Securities,  net of Taxes of $116,764                                               166,891
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $200,622                                                            (288,701)
                                                                                        ----------
       TOTAL COMPREHENSIVE INCOME                                                       $5,453,796
                                                      ----------       ----------       ==========       ----------


BALANCE AT DECEMBER 31, 1998                          10,513,543       50,445,799                         5,052,918
   Stock Dividends                                       646,076        5,639,846                        (5,639,846)
   Cash Dividends                                                                                           (26,326)
   Exercise of Warrants                                       10              181
   Exercise of Stock Options, Including the
      Realization of Tax Benefits of $224,000            283,408       1,363,674

COMPREHENSIVE INCOME:
   Net Income for the Year                                                              $5,865,723        5,865,723
   Unrealized loss on Available-for-Sale
       Securities,  net of Taxes of $3,173,065                                          (4,559,004)
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $720                                                                  (1,035)
                                                                                        ----------
       TOTAL COMPREHENSIVE INCOME                                                       $1,305,684
                                                      ----------       ----------       ==========       ----------


BALANCE AT DECEMBER 31, 1999                          11,443,037       57,449,500                         5,252,469
   Stock Dividends                                       696,289        4,683,598                        (4,683,598)
   Cash Dividends                                                                                           (15,784)
   Exercise of Stock Options                              29,318          150,200

COMPREHENSIVE INCOME:
   Net Income for the Year                                                              $8,620,407        8,620,407
   Unrealized Gain on Available-for-Sale
       Securities,  net of Taxes of $2,681,226                                           3,850,606
                                                                                       -----------
       TOTAL COMPREHENSIVE INCOME                                                      $12,471,013
                                                      ----------       ----------      ===========       ----------
BALANCE AT DECEMBER 31, 2000                          12,168,644       $62,283,298                       $9,173,494
                                                      ==========       ==========                        ==========



                                                      Accumulated
                                                         Other

                                                      Comprehensive
                                                         Income           Total
                                                       ----------       ----------
BALANCE AT JANUARY 1, 1998                                $225,24      $49,279,436
   Stock Dividends
   Cash Dividends                                                          (27,693)
   Exercise of Warrants                                                     38,513
   Exercise of Stock Options,
      Including the Realization of
      Tax Benefits of $180,000                                             858,095

COMPREHENSIVE INCOME:
   Net Income for the Year                                               5,575,606
   Unrealized gain on Available-for-Sale
       Securities,  net of Taxes of $116,764              166,891          166,891
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $200,622                           (288,701         (288,701)
       TOTAL COMPREHENSIVE INCOME
                                                       ----------       ----------


BALANCE AT DECEMBER 31, 1998                              103,430       55,602,147
   Stock Dividends
   Cash Dividends                                                          (26,326)
   Exercise of Warrants                                                        181
   Exercise of Stock Options, Including the
      Realization of Tax Benefits of $224,000                            1,363,674

COMPREHENSIVE INCOME:
   Net Income for the Year                                               5,865,723
   Unrealized loss on Available-for-Sale
       Securities,  net of Taxes of $3,173,065         (4,559,004)      (4,559,004)
   Less Reclassification Adjustments
      for Gains Included in Net Income,
      net of Taxes of $720                                 (1,035)          (1,035)
       TOTAL COMPREHENSIVE INCOME
                                                       ----------       ----------


BALANCE AT DECEMBER 31, 1999                           (4,456,609)      58,245,360
   Stock Dividends
   Cash Dividends                                                          (15,784)
   Exercise of Stock Options                                               150,200

COMPREHENSIVE INCOME:
   Net Income for the Year                                               8,620,407
   Unrealized Gain on Available-for-Sale
       Securities,  net of Taxes of $2,681,226          3,850,606        3,850,606
       TOTAL COMPREHENSIVE INCOME
                                                       ----------       ----------
BALANCE AT DECEMBER 31, 2000                           $ (606,003)      $70,850,789
                                                       ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                   VIB CORP AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                        2000             1999             1998
                                                                     ----------       ----------       ----------
OPERATING ACTIVITIES
   Net Income                                                        $8,620,407       $5,865,723       $5,575,606
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                3,920,545        3,003,625        2,928,858
         Deferred Income Taxes                                       (1,648,000)      (1,265,000)        (389,122)
         Net Realized Gains in Available-for-Sale Securities                  -           (1,755)        (489,423)
         Provision for Credit Losses                                  2,904,928        2,592,464        2,704,143
         Proceeds From Loans Sold                                    41,158,361       71,816,484       80,964,007
         Originations of Loans Held for Sale                         (40,054,111)     (70,539,401)     (71,691,964)
         Gain on Sale of Loans                                       (1,050,739)      (1,326,451)      (1,229,464)
         Loss (Gain) on Sale of Other Real Estate Owned                 (54,227)           5,325         (106,993)
         Net Increase in Cash Surrender Value of Life Insurance       1,188,929)        (571,906)        (394,222)
         Net Change in Accrued Interest, Other Assets
            and Other Liabilities                                      (281,629       (1,636,755)      (3,100,294)
                                                                     ----------       ----------       ----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES              12,326,606        7,942,353       14,771,132
INVESTING ACTIVITIES
   Proceeds from Sales of Other Real Estate Owned                     1,916,426          549,405          666,448
   Purchases of Available-for-Sale Securities                        (12,291,220)     (76,979,320)     (112,017,855)
   Proceeds from Sales of Available-for-Sale Securities                       -        2,455,316       18,581,915
   Proceeds from Maturities of Available-for-Sale Securities         12,693,596       24,311,579       65,787,129
   Purchases of Held-to-Maturities Securities                                 -       (1,491,563)      (1,952,420)
   Proceeds from Maturities of Held-to-Maturity Securities              454,603        1,490,207        3,163,671
   Net Change in Interest-Bearing Deposits                             (924,645)         199,316          263,381
   Purchase of Federal Home Loan and Federal Reserve Bank            (1,937,449)      (6,667,700)      (3,131,250)
      Stock
   Proceeds from Sale of Federal Home Loan Bank Stock                 5,794,200                -                -
   Net Cash Paid for the Purchase of Kings River Bancorp             (15,695,931)              -                -
   Purchase of Cash Surrender Value Life Insurance                   (4,506,900)      (5,079,877)               -
   Net Increase in Loans                                             (119,285,504)    (156,792,499)    (102,824,958)
   Purchases of Premises and Equipment                               (3,468,248)      (2,035,884)      (2,454,075)
                                                                     ----------       ----------       ----------
                  NET CASH USED BY INVESTING ACTIVITIES              (137,251,072)    (220,041,020)    (133,918,014)
FINANCING ACTIVITIES
   Net Increase in Demand Deposits and Savings Accounts              65,994,979       12,184,441       63,247,163
   Net Increase in Time Deposits                                     70,990,480       87,924,003       15,719,122
   Net Change in Federal Funds Purchased                             (14,800,000)     15,550,000                -
   Net Change in Federal Home Loan Bank Advances                     (1,550,000)      83,200,000       29,000,000
   Proceeds from Issuance of Trust Preferred Securities              10,000,000       22,400,000                -
   Payments for Dividends                                               (15,784)         (26,326)         (27,693)
   Proceeds from Exercise of Warrants                                         -              181           38,513
   Proceeds from Exercise of Stock Options                              150,200        1,139,674          678,095
                                                                     ----------       ----------       ----------
             NET CASH  PROVIDED BY FINANCING ACTIVITIES              130,769,875      222,371,973      108,655,200
                                                                     ----------       ----------       ----------
                   INCREASE (DECREASE) IN CASH AND CASH               5,845,409       10,273,306       (10,491,682)
                      EQUIVALENTS
Cash and Cash Equivalents at Beginning of Year                       45,758,670       35,485,364       45,977,046
                                                                     ----------       ----------       ----------
               CASH AND CASH EQUIVALENTS AT END OF YEAR              $51,604,079      $45,758,670      $35,485,364
                                                                     ==========       ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                     $40,656,652      $25,663,098      $17,520,981
   Income Taxes Paid                                                 $5,914,760       $3,670,284       $3,362,226


The accompanying notes are an integral part of these consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of VIB Corp and its wholly owned subsidiaries, Valley Independent Bank ("VIB"), Bank of Stockdale, FSB ("BOS") and Kings River State Bank ("KRSB"), (together the "Banks"), Valley Capital Trust, VIBC Capital Trust I and VIBC Services Company, collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated.

Nature of Operations

The Banks have been organized as a single reporting segment and operate branches throughout the Imperial, Coachella and San Joaquin Valleys and in Blythe, Tecate, Julian, California and Las Vegas, Nevada. The Banks also operate business loan centers in El Centro, Rancho Mirage, Orange, Bakersfield, Fresno, California, Las Vegas, Nevada and Yuma, Arizona. The Banks' primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Banks complied with the reserve requirements as of December 31, 2000.

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

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


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

For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


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

Other Real Estate Owned

Real estate properties acquired through or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost, or fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen to twenty years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized not more than fifteen years. Goodwill and other intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


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

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Company.

Accounting for Valley Capital Trust and VIBC Capital Trust I

Valley Capital Trust and VIBC Capital Trust I are statutory business trusts created for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by VIB Corp.

For financial reporting purposes, Valley Capital Trust and VIBC Capital Trust I are treated as subsidiaries of VIB Corp and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption "Company Obligated Mandatory Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures." For financial reporting purposes, the Company records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of income.

Current Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"(as amended in 2000 by SFAS No. 138). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Dated of FASB Statement No. 133." This Statement establishes the effective date of SFAS No. 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:



                                                           Gross             Gross
                                        Amortized        Unrealized       Unrealized           Fair
                                          Cost             Gains             Losses            Value
                                      ------------      ------------      ------------      ------------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 2000:
      U.S. Treasury Securities        $  1,539,364      $     29,230                $-      $  1,568,594
      U.S. Government and
         Agency Securities              81,411,002           196,138           840,086        80,767,054
      States and Political
         Subdivisions                   67,709,266           905,785         1,013,321        67,601,730
      Mortgage-Backed Securities        21,575,912            94,406           216,895        21,453,423
      Other                             18,668,144           117,947           300,329        18,485,762
                                      ------------      ------------      ------------      ------------
                                      $190,903,688      $  1,343,506      $  2,370,631      $189,876,563
                                      ============      ============      ============      ============

   DECEMBER 31, 1999:
      U.S. Treasury Securities        $    596,686      $     10,315                $-      $    607,001
      U.S. Government and
         Agency Securities              77,889,751            10,888         2,921,273        74,979,366
      States and Political
         Subdivisions                   56,999,219             9,689         3,273,750        53,735,158
      Mortgage-Backed Securities        29,409,929             6,790           778,198        28,638,521
      Other                              1,750,000                 -           623,419         1,126,581
                                      ------------      ------------      ------------      ------------
                                      $166,645,585      $     37,682      $  7,596,640      $159,086,627
                                      ============      ============      ============      ============

HELD-TO MATURITY SECURITIES:
   DECEMBER 31, 2000:
      Mortgage-Backed Securities      $  2,440,928      $        197      $     15,785      $  2,425,340
                                      ------------      ------------      ------------      ------------
                                      $  2,440,928      $        197      $     15,785      $  2,425,340
                                      ============      ============      ============      ============

   DECEMBER 31, 1999:
      Mortgage-Backed Securities      $  2,921,978      $        197      $     86,685      $  2,835,490
                                      ------------      ------------      ------------      ------------
                                      $  2,921,978      $        197      $     86,685      $  2,835,490
                                      ============      ============      ============      ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE B - INVESTMENT SECURITIES - CONTINUED

Gross realized gains and gross realized losses on sales of available-for-sale securities were:



                                                      2000                 1999                 1998
                                                 ---------------      ---------------      ---------------
GROSS REALIZED GAINS:
  U.S. Government and Agency Securities                      $--                  $--      $        11,409
  States and Political Subdivisions                           --                1,755              485,893
                                                 ---------------      ---------------      ---------------

                                                             $--      $         1,755      $       497,302
                                                 ===============      ===============      ===============

GROSS REALIZED LOSSES:
   U.S. Government and Agency Securities                     $--                  $--                  $--
   Mortgage-Backed Securities                                 --                   --                7,979
                                                 ---------------      ---------------      ---------------

                                                             $--                  $--      $         7,979
                                                 ===============      ===============      ===============

Investment securities carried at approximately $166,427,000 and $146,002,000, at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and other purposes as required by law. The scheduled maturities of securities available for sale and held-to-maturity at December 31, 2000, were as follows:


                                      Available-for-Sale Securities              Held-to-Maturity
                                     ------------------------------      ------------------------------

                                      Amortized            Fair           Amortized           Fair
                                        Cost              Value             Cost              Value
                                     ------------      ------------      ------------      ------------
Due in One Year or Less              $  7,387,122      $  7,398,433             $  --              $ --
Due from One Year to Five Years        81,367,174        80,693,649                --                --
Due from Five to Ten Years             26,164,143        26,107,495                --                --
Due after Ten Years                    39,802,575        39,622,453                --                --
Mortgage-Backed Securities             36,182,674        36,054,533         2,440,928         2,425,340
                                     ------------      ------------      ------------      ------------

                                     $190,903,688      $189,876,563      $  2,440,928      $  2,425,340
                                     ============      ============      ============      ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE C - LOANS

The Banks' loan portfolios consist primarily of loans to borrowers within Imperial, Riverside, Kern, Orange and San Diego counties, California, Las Vegas, Nevada and Yuma, Arizona. Although the Banks seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Banks' market areas. As a result, the Banks' loan and collateral portfolios are, to some degree, concentrated in those industries.

The Banks also originate real estate related and farmland loans for sale to governmental agencies and institutional investors. At December 31, 2000 and December 31, 1999, the Banks were servicing approximately $98,368,000 and $126,218,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:


                                                        2000                 1999                 1998
                                                   --------------       --------------       --------------
Balance at Beginning of Year                       $    5,696,222       $    4,296,415       $    3,144,623
Additions to the Allowance Charged to Expense           2,904,928            2,592,464            2,581,149
Recoveries on Loans Charged Off                           157,571               61,363              175,642
Allowance on Loans Acquired from
Kings River Bancorp                                       653,877                    -                    -
                                                   --------------       --------------       --------------
                                                        9,412,598            6,950,242            5,901,414
Less Loans Charged Off                                 (1,114,784)          (1,254,020)          (1,604,999)
                                                   --------------       --------------       --------------

Balance at End of Year                             $    8,297,814       $    5,696,222       $    4,296,415
                                                   ==============       ==============       ==============

The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:


                                                        2000                 1999                 1998
                                                   --------------       --------------       --------------
Recorded Investment in Impaired Loans              $   15,629,000       $    8,964,000       $    9,134,000
                                                   ==============       ==============       ==============

Related Allowance for Credit Losses                $    1,946,000       $    1,515,000       $    1,427,000
                                                   ==============       ==============       ==============

Average Recorded Investment in Impaired Loans      $    9,769,000       $    8,362,000       $    9,659,000
                                                   ==============       ==============       ==============

Interest Income Recognized from Cash Payments      $      450,000       $      582,000       $      443,000
                                                   ==============       ==============       ==============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE C - LOANS - CONTINUED

Loans having carrying values of $1,533,732, $1,251,895, and $1,967,810 were transferred to other real estate owned in 2000, 1999, and 1998, respectively. During 1999 and 1998, loans totaling $463,500, and $2,228,121, respectively, were made to facilitate the sale of other real estate owned.


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:


                                                        2000               1999
                                                    ------------       ------------
Land                                                $  2,136,628       $  2,024,128
Buildings and Improvements                             4,270,259          3,405,372
Leased Property under Capital Lease                    2,850,000          2,850,000
Furniture, Fixtures, and Equipment                    15,236,907         11,032,377
Leasehold Improvements                                 2,602,875          2,181,706
                                                    ------------       ------------
                                                      27,096,669         21,493,583
Less Accumulated Depreciation and Amortization       (13,232,846)        (9,363,340)
                                                    ------------       ------------

                                                    $ 13,863,823       $ 12,130,243
                                                    ============       ============


During 1997, VIB entered into a twenty-year lease agreement for administrative offices that expires June 30, 2017. Total accumulated amortization on property under capital lease at December 31, 2000 and 1999 was $498,750 and $356,250, respectively.

The future lease payments under the capitalized lease obligation, together with the present value of the net minimum lease payments as of December 31, 2000, are as follows:


              2001                                                    $      359,839
              2002                                                           372,433
              2003                                                           385,468
              2004                                                           398,960
              2005                                                           412,923
              Thereafter                                                   5,923,179
                                                                      --------------
              Net Minimum Lease Payments                                   7,852,802
              Less Amount Representing Interest                           (4,897,807)
                                                                      --------------
              Present Value of Net Minimum Lease Payments              $   2,954,995
                                                                      ==============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE D - PREMISES AND EQUIPMENT - CONTINUED

The Banks have entered into leases for their branches and operating facilities, which expire at various dates through 2015. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $1,548,000 in 2000, $1,072,000 in 1999, and $937,000 in 1998.

The approximate future minimum annual payments for these leases by year are as follows:


                                  2001           $    1,501,000
                                  2002                1,205,000
                                  2003                  701,000
                                  2004                  456,000
                                  2005                  358,000
                            Thereafter                1,570,000
                                                 --------------

                                                 $    5,791,000
                                                 ==============


The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.


NOTE E - DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows:


                                  2001           $  394,293,579
                                  2002               25,680,001
                                  2003                4,298,131
                                  2004                1,559,636
                            Thereafter                2,030,352
                                                 --------------
                                                 $  427,861,699
                                                 ==============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE F - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank Advances consist of the following as of December 31,
2000:


   Maturity                  Rate                 Amount
---------------        -----------------     ----------------
     2001                    5.77%              $  84,200,000
     2003                    5.82%                 14,000,000
     2005                    5.63%                 15,000,000
     2010                    6.03%                  5,000,000
                                             ----------------
                                                $ 118,200,000
                                             ================



NOTE G - MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

On July 26, 2000 and February 5, 1999, VIBC Capital Trust I and Valley Capital Trust ("the Trusts"), wholly owned subsidiaries of VIB Corp, issued $10,000,000 of 11.695% and $22,400,000 of 9% Cumulative Trust Preferred Securities, respectively. The Trusts invested the gross proceeds from the offering in junior subordinated debentures issued by VIB Corp. The subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. VIB Corp will pay the interest on the junior subordinated debentures to the Trusts, which represents the sole revenues and the sole source of dividend distributions by the Trusts to the holders of the Trust Preferred Securities. VIB Corp has guaranteed, on a subordinated basis, payment of the Trusts' obligations. VIB Corp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. Trust Preferred Securities of $10,000,000 will mature on July 19, 2030, but can be called after July 19, 2010 and $22,400,000 will mature on February 5, 2029, but can be called after February 5, 2009.

                                   VIB CORP AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999, AND 1998


NOTE H - INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:


                                   2000              1999              1998
                               -----------       -----------       -----------
Current:
   Federal                     $ 4,328,288       $ 2,915,326       $ 2,524,423
   State                         1,485,115         1,002,865           802,732
                               -----------       -----------       -----------
                                 5,813,403         3,918,191         3,327,155
Deferred                        (1,648,000)       (1,265,000)         (389,122)
                               -----------       -----------       -----------

                               $ 4,165,403       $ 2,653,191       $ 2,938,033
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

The following is a summary of the components of the deferred tax asset and liability accounts recognized in the accompanying statements of financial condition:


                                                                  2000              1999
                                                              -----------       -----------
Deferred Tax Assets:
   Allowance for Credit Losses Due to Tax Limitations         $ 2,664,000       $ 1,508,000
   Valuation Allowance for Other Real Estate Owned                233,000           197,000
   Premises and Equipment Due to Depreciation Difference          589,000           551,000
   State Taxes                                                    509,000           332,000
   Net Operating Loss and Tax Credit Carryforwards                322,000           402,000
   Reserve for Deferred Compensation                            1,775,000         1,265,000
   Market Value Adjustment on Investment Securities               422,000         3,102,000
   Other Assets/Liabilities                                       877,000           508,000
                                                              -----------       -----------
                                                                7,391,000         7,865,000

Less Valuation Allowance                                          (52,000)         (206,000)

Deferred Tax Liabilities:
   Federal Home Loan Bank Stock                                  (296,000)         (132,000)
   Other Assets/Liabilities                                      (120,000)          (68,000)
                                                                 (416,000)         (200,000)
                                                              -----------       -----------
Net Deferred Taxes                                            $ 6,923,000       $ 7,459,000
                                                              ===========       ===========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE H - INCOME TAXES - CONTINUED

At December 31, 2000, the Banks had net operating loss carryforwards for federal income tax purposes of approximately $913,000, which expire beginning in the year 2011. The net operating loss carryforwards are subject to an ownership change, which limits the amount that can be used annually to $260,000. Alternative minimum tax credit carryforwards for tax purposes, which do not expire, are $12,000 as of December 31, 2000.

A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:


                                               2000                             1999                            1998
                                     -------------------------        ------------------------        -------------------------
                                       Amount           Rate            Amount         Rate            Amount           Rate
                                     ---------       ---------        ---------      ---------        ---------       ---------
Federal Tax Rate                     $4,474,000           35.0%       $2,897,000          34.0%       $2,894,000           34.0%
California Franchise Taxes,
   Net of Federal Tax Benefit          732,000             5.7          468,000            5.4          530,000             6.2
Tax Savings from Exempt
   Loan and Investment Interest       (828,000)           (6.5)        (726,000)          (8.5)        (442,000)           (5.2)
Low Income Housing Credit                    -               -                -              -          (77,000)            (.9)
Change in Valuation Allowance         (154,000)           (1.2)        (101,000)          (1.1)        (210,000)           (2.5)
Merger Costs                                 -               -          223,000            2.6          112,000             1.3
Other Items - Net                      (58,597)            (.5)        (107,809)          (1.3)         131,033             1.5
                                     ---------       ---------        ---------      ---------        ---------       ---------
Company's Effective Rate             $4,165,403           32.5%       $2,653,191          31.1%       $2,938,033           34.4%
                                     =========       =========        =========      =========        =========       =========



NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:


                                               2000                            1999                            1998
                                    --------------------------      --------------------------      --------------------------
                                      Income          Shares          Income          Shares          Income          Shares
                                    ----------      ----------      ----------      ----------      ----------      ----------
Net Income as Reported              $8,620,407                      $5,865,723                      $5,575,606
Weighted Average Shares
   Outstanding During the Year                      12,165,029                      11,890,047                      11,681,024
                                    ----------      ----------      ----------      ----------      ----------      ----------
            USED IN BASIC EPS        8,620,407      12,165,029       5,865,723      11,890,047       5,575,606      11,681,024
Dilutive Effect of Outstanding
   Stock Options                                        22,478                         106,661                         428,337
                                    ----------      ----------      ----------      ----------      ----------      ----------
         USED IN DILUTIVE EPS       $8,620,407      12,187,507      $5,865,723      11,996,708      $5,575,606      12,109,361
                                    ==========      ==========      ==========      ==========      ==========      ==========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


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

In accordance with the provisions of the deferred compensation plan, directors and officers may choose to defer a portion of their annual compensation. The Company expenses the compensation annually regardless of whether or not the director or officer has chosen to defer compensation. Benefits under the plan are payable over a ten year period. In the event of death, while a member of the Board of Directors or an employee, the beneficiary will receive an amount that would have been paid to the director or employee.

Death benefits payable under both plans is funded by life insurance policies purchased by the Company. Compensation expense associated with the plans was approximately $915,000 in 2000, $851,000 in 1999, and $173,000 in 1998.

The Company is involved in various litigation, which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

In the ordinary course of business, the Banks enter into financial commitments to meet the financing needs of their customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statements of condition.

The Banks' exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments as they do for loans reflected in the financial statements.

As of December 31, 2000, the Banks had the following outstanding financial commitments whose contractual amount represents credit risk:


             Commitments to Extend Credit            $ 243,176,000
             Standby Letters of Credit                   1,948,000
                                                     -------------
                                                     $ 245,124,000
                                                     =============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Banks evaluated each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Banks is based on management's credit evaluation of the customer. The majority of the Banks' commitments to extend credit and standby letters of credit are secured by real estate.


NOTE K - STOCK OPTION PLAN

At December 31, 2000, the Company has a fixed stock option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

In 1997, the Company adopted a stock option plan (the "1997 Plan"), under which 2,731,817 shares of the Company's common shares may be issued to directors, officers, and key employees at not less than 100% of the fair market value at the date the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999, and 1998, respectively: risk-free rates of 6%, 5%, and 4.5%, volatility of 32.52%, 29.80%, and 24.5%, no dividends, and expected lives of 3 years for 2000, 3 years for 1999, and 2.5 years for 1998.

                                   VIB CORP AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999, AND 1998


NOTE K - STOCK OPTION PLAN - CONTINUED

A summary of the status of the Company's fixed stock option plan as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:



                                           2000                         1999                         1998
                                  -----------------------      -----------------------      -----------------------
                                                 Weighted                    Weighted                     Weighted
                                                 Average                     Average                       Average
                                                 Exercise                    Exercise                      Exercise
                                   Shares         Price        Shares          Price         Shares         Price
                                  --------       --------      --------       --------      --------       --------
Outstanding at Beginning
  of Year                          848,256       $      9       895,987       $      7       956,892       $      5
Granted                            156,929              7       294,945              8       175,770             12
Exercised                          (30,935)             5      (308,542)             4      (217,179)             3
Forfeited                         (153,100)             8       (34,134)             9       (19,496)             7
                                  --------                     --------                     --------
Outstanding at End of year         821,150              8       848,256              9       895,987              7
                                  ========                     ========                     ========
Options Exercisable
   at Year-End                     359,475              8       253,590              7       394,369              5

Weighted-Average Fair Value
   of Options Granted During
   the Year                       $   1.94                     $   2.23                     $   2.37


The following table summarizes information about fixed options outstanding at December 31, 2000:




                                   Options Outstanding                            Options Exercisable
                       ---------------------------------------------------     ----------------------------
                                            Weighted-           Weighted                          Weighted-
                                             Average             Average                           Average
    Exercise              Number            Remaining           Exercise          Number          Exercise
     Price              Outstanding      Contractual Life         Price         Exercisable         Price
----------------       ------------      ----------------      -----------      -----------    ------------
$ 3.00 to $ 4.99           42,121            4.20              $     3.55          42,121      $     3.55
$ 5.00 to $ 6.99          110,817            3.66                    6.23          42,204            6.33
$ 7.00 to $ 8.99          310,389            2.98                    7.88         135,984            7.93
$ 9.00 to $10.99          198,687            2.35                    9.17          70,339            9.14
 $11.00 to $12.99         159,136            2.04                   11.63          68,827           11.64
                       ----------                                              ----------
                          821,150            2.80                    8.48         359,475            8.18
                       ==========                                              ==========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE K - STOCK OPTION PLAN - CONTINUED

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the following pro forma amount:


                                  2000               1999               1998
                             -------------      -------------      -------------
Net Income:
   As Reported               $   8,620,407      $   5,865,723      $   5,575,606
   Pro Forma                     8,075,863          5,487,464          5,329,126

Per Share Data:
   Net Income - Basic
      As Reported            $         .71      $         .49      $         .48
      Pro Forma                        .66                .46                .46
   Net Income - Diluted
      As Reported            $         .71      $         .49      $         .46
      Pro Forma                        .66                .46                .44



NOTE L - EMPLOYEE STOCK OWNERSHIP AND RETIREMENT SAVINGS PLANS

The Company has adopted an Employee Stock Ownership Plan and a Retirement Savings Plan for the benefit of its employees. Contributions to the Plans are determined annually by the Board of Directors. The combined expenses for these plans were $893,000 in 2000, $752,000 in 1999, and $624,000 in 1998.


NOTE M - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Banks have granted loans to certain officers and directors and the companies with which they are associated. In the Banks' opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is an analysis of the activity of all such loans:


                                             2000              1999
                                         -----------       -----------
Beginning Balance                        $ 7,005,000       $ 6,148,000
Credits Granted, Including Renewals        2,700,000         3,524,000
Repayments                                (1,553,000)       (2,667,000)
                                         -----------       -----------

                                         $ 8,152,000       $ 7,005,000
                                         ===========       ===========

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE N - STOCK DIVIDENDS

VIB Corp has issued stock dividends of 6%, 6%, and 3%, in 2000, 1999, and 1998, respectively, and a five-for-four stock split in 1998. The per share data in the statements of income and the footnotes have been adjusted to give retroactive effect to these dividends and split.


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

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

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

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Off Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):


                                                        2000                          1999
                                            ----------------------------   ---------------------------
                                             Carry Value      Fair Value    Carry Value     Fair Value
                                            ------------    ------------   ------------    -----------
Financial Assets:
  Cash and Due From Banks                    $   51,604      $   51,604      $   45,758      $   45,758
  Interest-Bearing Deposits                  $    1,448      $    1,448      $      523      $      523
  Investment Securities                      $  192,317      $  192,302      $  162,009      $  161,922
  FHLB and FRB Stock, at cost                $    9,185      $    9,185      $   11,886      $   11,886
  Loans                                      $  815,425      $  802,509      $  647,759      $  640,863
  Cash Surrender Value - Life Insurance      $   19,990      $   19,990      $   14,295      $   14,295

Financial Liabilities:
  Deposits                                   $  910,238      $  910,782      $  701,333      $  701,685
  Federal Funds Purchased                    $      750      $      750      $   15,550      $   15,550
  Federal Home Loan Bank Advances            $  118,200      $  117,957      $  112,200      $  112,200
  Capitalized Lease Obligation               $    2,955      $    2,955      $    2,924      $    2,924
  Trust Preferred Securities                 $   32,400      $   27,471      $   22,400      $   22,400


NOTE P - REGULATORY MATTERS

VIB Corp and the Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE P - REGULATORY MATTERS - CONTINUED

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Banks' category). To be categorized as well-capitalized, the Company must maintain minimum ratios as set forth in the table below. The following table also sets forth the Company's and the Banks' actual capital amounts and ratios (dollar amounts in thousands):


                                                                                             Amount of Capital Required
                                                                                 --------------------------------------------------
                                                                                        To Be                       To Be
                                                                                      Adequately                    Well-
                                                         Actual Capital              Capitalized                 Capitalized
                                                    -----------------------      ---------------------      -----------------------
                                                     Amount           Ratio       Amount         Ratio       Amount           Ratio
                                                    --------          -----      --------        -----      --------          -----
AS OF DECEMBER 31, 2000:
   Total Capital (to Risk-Weighted Assets)
VIB Corp                                            $ 93,650          10.6%      $ 70,135         8.0%      $ 87,668          10.0%
Valley Independent Bank                             $ 64,517          10.4%      $ 49,384         8.0%      $ 61,730          10.0%
Bank of Stockdale, FSB                              $ 16,401          10.0%      $ 13,092         8.0%      $ 16,365          10.0%
Kings River State Bank                              $  9,759          10.6%      $  7,425         8.0%      $  9,281          10.0%
   Tier 1 Capital (to Risk-Weighted Assets)
VIB Corp                                            $ 76,768           8.7%      $ 35,067         4.0%      $ 52,601           6.0%
Valley Independent Bank                             $ 58,575           9.5%      $ 24,692         4.0%      $ 37,038           6.0%
Bank of Stockdale, FSB                              $ 14,847           9.1%      $  6,546         4.0%      $  9,819           6.0%
Kings River State Bank                              $  8,958           9.7%      $  3,712         4.0%      $  5,569           6.0%
   Tier 1 Capital (to Average Assets)
VIB Corp                                            $ 76,768           7.0%      $ 43,851         4.0%      $ 54,814           5.0%
Valley Independent Bank                             $ 58,575           7.6%      $ 30,761         4.0%      $ 38,451           5.0%
Bank of Stockdale, FSB                              $ 14,847           7.1%      $  8,342         4.0%      $ 10,428           5.0%
Kings River State Bank                              $  8,958           7.6%      $  4,698         4.0%      $  5,872           5.0%

AS OF DECEMBER 31, 1999:
   Total Capital (to Risk-Weighted Assets)
VIB Corp                                            $ 85,576          11.9%      $ 57,363         8.0%      $ 71,703          10.0%
Valley Independent Bank                             $ 58,984          10.0%      $ 47,158         8.0%      $ 58,947          10.0%
Bank of Stockdale, FSB                              $ 12,404          10.2%      $  9,712         8.0%      $ 12,141          10.0%
   Tier 1 Capital (to Risk-Weighted Assets)
VIB Corp                                            $ 78,381          10.9%      $ 28,681         4.0%      $ 43,022           6.0%
Valley Independent Bank                             $ 54,597           9.3%      $ 23,579         4.0%      $ 35,368           6.0%
Bank of Stockdale, FSB                              $ 11,349           9.4%      $  4,856         4.0%      $  7,284           6.0%
   Tier 1 Capital (to Average Assets)
VIB Corp                                            $ 78,381           8.9%      $ 35,330         4.0%      $ 44,163           5.0%
Valley Independent Bank                             $ 54,597           7.5%      $ 29,118         4.0%      $ 36,397           5.0%
Bank of Stockdale, FSB                              $ 11,349           7.0%      $  6,483         4.0%      $  8,103           5.0%

The Banks may not make cash distributions to VIB Corp in excess of the lesser of each of the Bank's undivided profits or the Bank's net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period.

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE Q - MERGERS AND ACQUISITIONS

On January 7, 2000 VIB Corp completed its acquisition of Kings River Bancorp ("KRB") for $21,728,000 in cash. The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16 "Business Combinations." Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill and intangibles arising from this transaction totaled approximately $13,589,000 and will be amortized over twenty years on a straight-line basis. The results of KRB's operations are included in those reported by the Company beginning on January 10, 2000.

On January 28, 1999, VIB Corp completed its acquisition of Bank of Stockdale, FSB. The transaction was structured as a merger under which VIB Corp issued common shares in exchange for the common shares of Bank of Stockdale, FSB. The transaction was accounted for by the pooling of interest method, whereby the Company's financial statements have been restated as if the two companies were historically one unit. A total of 2,355,334 common shares were issued to the shareholders of Bank of Stockdale, FSB.

The following table summarizes the separate revenue and net income of the Company and Bank of Stockdale, FSB that have been reported in the restated financial statements included herein:


                                           2000              1999               1998
                                      ------------      ------------       ------------
Interest and Noninterest Income:
   VIB Corp                           $ 96,961,631      $ 69,681,913       $ 45,599,670
   Bank of Stockdale, FSB                        -         1,182,510         12,484,303
                                      ------------      ------------       ------------

                                      $ 96,961,631      $ 70,864,423       $ 58,083,973
                                      ============      ============       ============

Net Income (Loss):
   VIB Corp                           $  8,620,407      $  6,260,523       $  4,868,441
   Bank of Stockdale, FSB                        -          (394,800)           707,165
                                      ------------      ------------       ------------

                                      $  8,620,407      $  5,865,723       $  5,575,606
                                      ============      ============       ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

VIB Corp operates Valley Independent Bank, Bank of Stockdale, FSB, Kings River State Bank, VIBC Capital Trust I and Valley Capital Trust. VIB Corp commenced operations during 1998. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of VIB Corp only are presented below:

                                    CONDENSED BALANCE SHEET


                                                               December 31,
                                                     ------------------------------
                                                          2000              1999
                                                     ------------      ------------
ASSETS:
   Cash                                              $     59,150      $     94,083
   Federal Funds Sold - Valley Independent Bank                 -        12,100,000
   Investment in Valley Independent Bank               62,142,506        55,527,272
   Investment in Bank of Stockdale, FSB                14,849,804        11,165,278
   Investment in Kings River State Bank                23,285,994                 -
   Investment in Valley Capital Trust                     693,000           693,000
   Investment in VIBC Capital Trust I                     309,000                 -
   Investment in VIBC Services Company                    500,000                 -
   Premises and Equipment                                  88,315                 -
   Other Assets                                         2,838,790         1,758,727
                                                     ------------      ------------

                                                     $104,766,559      $ 81,338,360
                                                     ============      ============

LIABILITIES AND SHAREHOLDERS'
EQUITY:
   Other Liabilities                                 $    513,770      $ 23,093,000
   Trust Preferred Securities                          33,402,000                 -
   Shareholders' Equity                                70,850,789        58,245,360
                                                     ------------      ------------

                                                     $104,766,559      $ 81,338,360
                                                     ============      ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY -
                                                                       CONTINUED

                                CONDENSED STATEMENTS OF INCOME


                                                                           Year Ended
                                                                          December 31,
                                                                -------------------------------
                                                                     2000               1999
                                                                ------------       ------------
INCOME:
   Interest Income                                              $     66,439       $    629,256
   Cash Dividends from Subsidiaries                               13,277,929             56,133
                                                                ------------       ------------
                               TOTAL INCOME                       13,344,368            685,389

EXPENSES:
   Interest on Trust Preferred Securities                          2,637,604          1,902,058
   Other                                                           1,416,718            821,362
   Allocated Tax Benefit                                          (1,715,000)          (772,191)
                                                                ------------       ------------
                               TOTAL EXPENSES                      2,339,322          1,951,229
                                                                ------------       ------------

                     INCOME BEFORE EQUITY IN UNDISTRIBUTED
                               INCOME OF SUBSIDIARIES             11,005,046         (1,265,840)

                               EQUITY IN UNDISTRIBUTED
                               INCOME OF SUBSIDIARIES             (2,384,639)         7,131,563
                                                                ------------       ------------

                               NET INCOME                       $  8,620,407       $  5,865,723
                                                                ============       ============

                            VIB CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY -
                                                                       CONTINUED

                              CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Year Ended
                                                                       December 31,
                                                              -------------------------------
                                                                  2000               1999
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $  8,620,407       $  5,865,723
   Noncash Items Included in Net Income:
      Depreciation and Amortization                                  8,439                  -
      Equity in Income of Subsidiaries                         (10,893,290)        (7,187,696)
      Other                                                       (566,294)        (1,510,465)
                                                              ------------       ------------
                                        NET CASH USED IN
                                    OPERATING ACTIVITIES        (2,830,738)        (2,832,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Subsidiaries                                  (32,928,786)        (9,793,000)
   Dividends Received from Subsidiaries                         13,277,929             56,133
   Purchases of Premises and Equipment                             (96,754)                 -
                                                              ------------       ------------
                                        NET CASH USED BY
                                    INVESTING ACTIVITIES       (19,747,611)        (9,736,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Trust Preferred Securities         10,309,000         23,093,000
   Proceeds from Exercise of Stock Options and Warrants            150,200          1,139,855
   Dividends Paid                                                  (15,784)           (26,326)
                                                              ------------       ------------
                                       NET CASH PROVIDED
                                 BY FINANCING ACTIVITIES        10,443,416         24,206,529
                                                              ------------       ------------

                              NET (DECREASE) INCREASE IN
                               CASH AND CASH EQUIVALENTS       (12,134,933)        11,637,224

                               CASH AND CASH EQUIVALENTS
                                    AT BEGINNING OF YEAR        12,194,083            556,859
                                                              ------------       ------------

                               CASH AND CASH EQUIVALENTS
                                          AT END OF YEAR      $     59,150       $ 12,194,083
                                                              ============       ============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with the Company's accountants on accounting or financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from Pages 6 to 9 and Pages 28-29 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001.

ITEM 11 - EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from Pages 9 to 17 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from Pages 4 to 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from Page 17 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001.

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

        4.7           Form of Common Security Certificate of Valley Capital
                      Trust (included as Exhibit B to Exhibit 4.6)

        4.8           Form of Capital Security Certificate of Valley Capital
                      Trust (included as Exhibit C to Exhibit 4.6)

        4.9           Guarantee Agreement dated February 5, 1999 between the
                      Registrant, as Guarantor, and Wilmington Trust Company, as
                      Guarantee Trustee

        4.10          Agreement as to Expenses and Liabilities dated February 5,
                      1999 between the Registrant and Valley Capital Trust

        4.11 Junior Subordinated Indenture dated as of July 12, 2000 by and between the Registrant and First Union National Bank, as trustee

        4.12          Form of Junior Subordinated Note included in Article II of exhibit 4.11

        4.13          Trust Agreement of VIBC Capital Trust I dated as of July
                      12, 2000, among the Registrant, First Union National Bank, as Property Trustee, and Jack Brittain, Harry G. Gooding,
                      III, and Dennis L. Kern, as Administrative Trustees

        4.14          Form of Common Security Certificate of VIBC Capital Trust
                      I ( included as Exhibit B to Exhibit 4.13)

        4.15          Form of Preferred Security Certificate of VIBC Capital
                      Trust I (included as Exhibit C to Exhibit 4.13)

        4.16          Guarantee Agreement dated as of July 12, 2000 between the
                      Registrant, as Guarantor, and First Union National Bank, as Guarantee Trustee.

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

      REG. S-K,
      ITEM 601
      EXHIBIT NO.     DESCRIPTION
      -----------     -----------
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

        10.18         Bank of Stockdale, F.S.B. form of Executive Supplemental
                      Compensation Agreement

        10.19         Bank of Stockdale, F.S.B. form of Life Insurance
                      Endorsement Method Split Dollar Plan Agreement (executive officers)

        10.20         Bank of Stockdale, F.S.B. form of Director Supplemental
                      Compensation Benefits Agreement

        10.21         Bank of Stockdale, F.S.B. form of Life Insurance
                      Endorsement Method Split Dollar Agreement (directors)

        13            VIB Corp's 2000 Annual Report to Shareholders
                      (incorporated portion only)

        21            Subsidiaries of the Registrant

        23.1          Consent of Vavrinek, Trine, Day & Co., LLP

        23.2          Consent of KPMG LLP

C.      REPORTS ON FORM 8-K

        The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VIB CORP


Date: March 20, 2001             By:   /s/ Harry G. Gooding, III
                                    -------------------------------------------
                                        Harry G. Gooding, III,
                                        Executive Vice President and
                                        Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                               Date
---------                               -----                               ----
/s/ Robert S. Ellison                   Director                            March 20, 2001
----------------------------------
Robert S. Ellison


/s/ Richard D. Foss                     Chairman of the Board               March 20, 2001
----------------------------------      of Directors
Richard D. Foss


/s/ Harry G. Gooding, III               Executive Vice President            March 20, 2001
----------------------------------      and Chief Financial
Harry G. Gooding, III                   Officer (and Principal
                                        Accounting Officer)


/s/ Thomas Kelley                       Director                            March 20, 2001
----------------------------------
Thomas Kelley


/s/ Dennis L. Kern                      Director, President and             March 20, 2001
----------------------------------      Chief Executive Officer
Dennis L. Kern


/s/ Edward McGrew                       Director                            March 20, 2001
----------------------------------
Edward McGrew


/s/ Ronald A. Pedersen                  Vice Chairman of the                March 20, 2001
----------------------------------      Board of Directors
Ronald A. Pedersen


                                        Vice Chairman of the                March __, 2001
----------------------------------      Board of Directors
Alice Helen Lowery Westerfield

                                         EXHIBIT INDEX

REG. S-K,                                                                                        PAGE (OR
ITEM 601                                                                                         FOOTNOTE
EXHIBIT NO.    DESCRIPTION                                                                       REFERENCE)
-----------    -----------                                                                       ----------
2.1            Plan of Reorganization and Merger Agreement, dated November 18, 1997,
               by and between Valley Independent Bank and VIB Merger Company....................   (1)
2.2            Agreement and Plan of Reorganization by and between VIB Corp and Bank
               of Stockdale, F.S.B. dated September 15, 1998....................................   (2)
2.3            Agreement and Plan of Reorganization by and between VIB Corp, Kings
               River Bancorp and Kings River State Bank dated September 7, 1999.................   (3)
3.1            Articles of Incorporation of VIB Corp, as amended November 20, 1999..............   (10)
3.2            Bylaws of VIB Corp...............................................................   (4)
4.1            Form of Common Stock Certificate.................................................   (5)
4.2            Form of Warrant Certificate .....................................................   (5)
4.3            Junior Subordinated Indenture dated as of February 5, 1999 by and between
               the Registrant and Wilmington Trust Company, as trustee..........................   (6)
4.4            Form of Junior Subordinate Debenture included in Article Two of Exhibit 4.3......   (6)
4.5            Trust Agreement of Valley Capital Trust dated as of December 10, 1998
               (included as Exhibit A to Exhibit 4.6)...........................................   (6)
4.6            Amended and Restated Trust Agreement of Valley Capital Trust dated as of
               February 5, 1999 among the Registrant, Wilmington Trust Company, as
               Property Trustee, and Richard D. Foss, Harry G. Gooding, III, and Dennis L.
               Kern, as Administrative Trustees.................................................   (6)
4.7            Form of Common Security Certificate of Valley Capital Trust (included as
               Exhibit B to Exhibit 4.6)........................................................   (6)
4.8            Form of Capital Security Certificate of Valley Capital Trust (included as
               Exhibit C to Exhibit 4.6)........................................................   (6)
4.9            Guarantee Agreement dated February 5, 1999 between the Registrant, as
               Guarantor, and Wilmington Trust Company, as Guarantee Trustee....................   (6)
4.10           Agreement as to Expenses and Liabilities dated February 5, 1999 between
               the Registrant and Valley Capital Trust..........................................   (6)
4.11           Junior Subordinated Indenture dated as of July 12, 2000 by and between the Registrant and First Union National Bank,
               as trustee.......................................................................   (11)
4.12           Form of Junior Subordinated Note included in Article II of Exhibit 4.11..........   (11)
4.13           Trust Agreement of VIBC Capital Trust I dated as of July 12,
               2000, among the registrant, First Union National Bank, as
               Property Trustee, and Jack Brittain, Harry G. Gooding, III, and Dennis L.
               Kern, as Administrative Trustees.................................................   (11)
4.14           Form of Common Security Certificate of VIBC Capital Trust I (included as
               Exhibit B to Exhibit 4.13........................................................   (11)
4.15           Form of Preferred Security Certificate of VIBC Capital Trust I (included as
               Exhibit C to Exhibit 4.13).......................................................   (11)
4.16           Guarantee Agreement dated as of July 12, 2000 between the Registrant, as
               Guarantor, and First Union National Bank, as Guarantee Trustee ..................   (11)
10.1           Agreement to Assume Liabilities and to Acquire Branch Banking Office
               (Calexico)(P)....................................................................   (7)
10.2           Agreement and Plan of Reorganization Dated April 29, 1996 (Bank of the
               Desert, N.A.)(P).................................................................   (7)
10.3           Purchase and Assumption Agreement Dated October 15, 1996 (Blythe and
               Tecate)(P).......................................................................   (7)
10.4           VIB Corp 1997 Stock Option Plan..................................................   (4)

REG. S-K,                                                                                        PAGE (OR
ITEM 601                                                                                         FOOTNOTE
EXHIBIT NO.    DESCRIPTION                                                                       REFERENCE)
-----------    -----------                                                                       ----------
10.5           Form of VIB Corp Stock Option Agreement..........................................   (4)
10.6           Form of VIB Corp Indemnity Agreement.............................................   (4)
10.7           Profit Sharing and 401(k) Plan(P)................................................   (7)
10.8           Amendment to 401(k) Plan(P)......................................................   (7)
10.9           1994 Amendments to 401(k) Plan(P)................................................   (7)
10.10          Employee Stock Ownership Plan(P).................................................   (7)
10.11          Form of Directors Deferred Compensation Agreement(P).............................   (7)
10.12          Form of Officers Deferred Compensation Agreement(P)..............................   (7)
10.13          El Centro Lease(P)...............................................................   (7)
10.14          Agreement to Assume Liabilities and to Acquire Assets of Branch Banking
               Office Dated January 22, 1998 (Palm Springs).....................................   (8)
10.15          Agreement to Assume Liabilities and to Acquire Assets of Branch Office
               between Fremont Investment & Loan and Valley Independent Bank dated
               September 22, 1998...............................................................   (2)
10.16          VIB Corp 401(k) Plan (restated effective January 1, 2000)........................   (10)
10.17          Valley Independent Bank form of Executive Supplemental Compensation
               Agreement........................................................................   (9)
10.18          Bank of Stockdale, F.S.B. form of Executive Supplemental Compensation
               Agreement........................................................................   (9)
10.19          Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method
               Split Dollar Plan Agreement (executive officers).................................   (9)
10.20          Bank of Stockdale, F.S.B. form of Director Supplemental Compensation
               Benefits Agreement...............................................................   (9)
10.21          Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method
               Split Dollar Agreement (directors)  (9)
13             VIB Corp's 2000 Annual Report to Shareholders (incorporated
               portion only)....................................................................   87(12)
21             Subsidiaries of the Registrant...................................................   88
23.1           Consent of Vavrinek, Trine, Day & Co., LLP ......................................   89
23.2           Consent of KPMG LLP..............................................................   90

------------------------------

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

(10) Filed as an exhibit to the Registrant's Form 10- K for the year ended December 31, 1999.

(11)    Filed as an exhibit to the Registrant's Form 8-K dated July 26, 2000.

(12) The Company's Annual Report to Shareholders, a portion of which is incorporated by reference, will be submitted under separate cover. Except that portion incorporated by reference, the Annual Report to Shareholders is not to be deemed "filed" as a part of this Form 10-K.

(P)     Filed in paper format under cover of Form SE.