Form 10-Q
period 2001-03-31
VIB CORP
filed 2001-05-09
CIK 1051345

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                          to
                               -----------------------    -------------------

                        Commission File Number: 333-43021
                                                -----------

                                    VIB Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                   33-0780371
   -------------------------------                     -------------------
   (State or Other Jurisdiction of                       (IRS Employer
   Incorporation or Organization)                      Identification No.)


                  1498 Main Street, El Centro, California 92243
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (760) 337-3200
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

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

Yes  [X]     No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,233,681 shares as of May 7, 2001.

                                     PART 1
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders' Equity for the period ended March 31, 2001 have been prepared by VIB Corp (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended March 31, 2001 have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                       March 31,2001 and December 31,2000
                                   (Unaudited)


                                                                                    March 31            December 31
                                                                                      2001                  2000
                                                                                 ---------------       ---------------
ASSETS

Cash and due from banks                                                          $    47,318,495       $    51,604,079
Federal funds sold                                                                    25,300,000                  --
                                                                                 ---------------       ---------------
                       Total cash and cash equivalents                                72,618,495            51,604,079

Interest bearing deposits                                                                464,983             1,447,888

Investment Securities: (note B)
         Securities available for sale                                               149,164,251           189,876,563
         Securities held to maturity                                                   2,375,413             2,440,928
                                                                                 ---------------       ---------------
                       Total investment securities                                   151,539,664           192,317,491

Federal Home Loan and Federal Reserve Bank stock, at cost                              8,518,150             9,185,249

Loans: (note C)
         Commercial                                                                  102,227,179           139,020,547
         Agricultural                                                                 57,860,416            70,217,153
         Real estate-construction                                                    132,790,773           129,170,418
         Real estate-other                                                           484,922,758           453,041,114
         Consumer                                                                     36,173,414            36,280,567
                                                                                 ---------------       ---------------
                       Total Loans                                                   813,974,540           827,729,799

Net deferred loan fees                                                                (3,939,255)           (4,007,270)
Allowance for credit losses                                                           (8,804,343)           (8,297,814)
                                                                                 ---------------       ---------------
                       Net Loans                                                     801,230,942           815,424,715

Premises and equipment                                                                13,682,141            13,863,823
Other real estate owned                                                                2,732,315             1,359,905
Cash surrender life insurance                                                         20,338,743            19,990,350
Deferred tax asset                                                                     5,998,158             6,923,000
Intangible assets                                                                     18,114,260            18,435,865
Accrued interest and other assets                                                     10,730,991            12,375,595
                                                                                 ---------------       ---------------
TOTAL ASSETS                                                                     $ 1,105,968,842       $ 1,142,927,960


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                       March 31,2001 and December 31,2000
                                   (Unaudited)


                                                             March 31           December 31
                                                               2001                2000
                                                         ----------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Noninterest-bearing demand                      $   207,564,059      $   211,541,381
         Money Market and NOW                                206,743,922          208,177,709
         Savings                                              64,954,012           62,657,235
         Time deposits under $100,000                        243,311,398          220,547,372
         Time deposits $100,000 and over                     200,483,419          207,314,327
                                                         ---------------      ---------------
                       Total Deposits                        923,056,810          910,238,024

Fed funds purchased                                                 --                750,000
Federal Home Loan Bank advances                               64,000,000          118,200,000
Capital lease obligations                                      2,961,741            2,954,995
Company-obligated mandatorily redeemable
    Capital Securities of subsidiary trusts holding
    solely Subordinated Debentures of the Company             32,400,000           32,400,000
Accrued interest and other liabilities                         9,098,489            7,534,152
                                                         ---------------      ---------------
                       Total Liabilities                   1,031,517,040        1,072,077,171

Stockholders' Equity:
         Preferred shares, no par value;
           10,000,000 shares authorized;
           issued 0 shares in 2001 and 2000                         --                   --
         Common shares,no par value, Authorized
           25,000,000 in 2001 and 2000,
           Outstanding: 12,228,894 in 2001 and
           12,168,644 in 2000                                 62,562,182           62,283,298
         Undivided Profits                                    11,278,132            9,173,494
         Accumulated other comprehensive
           income, net of tax of $424,932 in
           2001 and $(421,122) in 2000                           611,488             (606,003)
                                                         ---------------      ---------------
                       Total Stockholders' Equity             74,451,802           70,850,789
                                                         ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,105,968,842      $ 1,142,927,960



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            VIB CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                              For the Three Month
                                                                   Periods Ended
                                                           March 31,        March 31,
                                                             2001             2000
                                                         -------------     ------------
Interest Income:
       Interest and Fees on Loans                          $19,627,057      $17,405,470
       Interest on Investment Securities-Taxable             2,134,193        2,248,934
       Interest on Investment Securities-Nontaxable            689,423          681,539
       Other Interest Income                                    33,456           46,163
                                                           -----------      -----------
Total Interest Income                                       22,484,129       20,382,106

Interest Expense:
       Interest on Money Market and NOW                      1,573,840        1,163,273
       Interest on Savings Deposits                            237,745          308,417
       Interest on Time Deposits                             6,526,185        5,133,976
       Interest on Other Borrowings                          2,355,285        2,469,119
                                                           -----------      -----------
Total Interest Expense                                      10,693,055        9,074,785
                                                           -----------      -----------

Net Interest Income                                         11,791,074       11,307,321

Provision for Credit Losses                                    750,000          850,000
                                                           -----------      -----------

Net Interest Income after Provision for Credit Losses       11,041,074       10,457,321

Non-interest Income:
       Service Charges and Fees                              1,566,327        1,513,910
       Gain on Sale of Loans and Servicing Fees                309,959          281,669
       Gain on Sale of Securities                              830,895             --
       Other Income                                            280,179          218,234
                                                           -----------      -----------
Total Non-interest Income                                    2,987,360        2,013,813

Non-interest Expense:
       Salaries and Employee Benefits                        5,397,388        4,984,064
       Occupancy Expenses                                      863,274          733,640
       Furniture and Equipment                                 846,294          735,095
       Other Expenses (note D)                               3,704,540        3,306,776
                                                           -----------      -----------
Total Non-interest Expense                                  10,811,496        9,759,575
                                                           -----------      -----------

Income Before Income Taxes                                   3,216,938        2,711,559

Income Taxes                                                 1,112,300          871,325
                                                           -----------      -----------

Net Income                                                 $ 2,104,638      $ 1,840,234

Per Share Data: (note E)

       Net Income - Basic                                  $      0.17      $      0.15

       Net Income - Diluted                                $      0.17      $      0.15


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           VIB CORP AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                                             Common Shares                         Accumulated
                                                       -------------------------                      Other
                                                        Number of                    Undivided    Comprehensive
                                                          Shares        Amount        Profits         Income           Total
                                                        ----------   ------------   -----------     -----------     -----------
Balance January 1,2000                                  11,443,037   $ 57,449,500   $ 5,252,469     $(4,456,609)    $58,245,360

Comprehensive Income
      Net income                                                                      8,620,407                       8,620,407
      Other comprehensive income
           Unrealized gain on securities, net
           of taxes of $2,681,226                                                                     3,850,606       3,850,606
                                                                                                                    ------------
Total Comprehensive income                                                                                            12,471,013

Cash dividends                                                                          (15,784)                        (15,784)

Stock dividend                                             696,289      4,683,598    (4,683,598)                              -

Exercise of stock options                                   29,318        150,200                                       150,200
                                                        ----------   ------------   -----------       ---------     -----------
Balance at December 31,2000                             12,168,644     62,283,298     9,173,494        (606,003)     70,850,789

Comprehensive Income
      Net income                                                                      2,104,638                       2,104,638
      Other comprehensive income
           Unrealized gains on securities, net
           of taxes of $1,186,720                                                                     1,707,719       1,707,719
             Less reclassification adjustments
               for gains included in net income,net
               of taxes of $340,667                                                                    (490,228)       (490,228)
                                                                                                                    ------------
      Total Other comprehensive income                                                                                1,217,491
                                                                                                                    -----------
Total Comprehensive income                                                                                            3,322,129

Exercise of stock options                                   60,250        278,884                                       278,884
                                                        ----------   ------------   -----------       ---------     -----------
Balance at March 31,2001                                12,228,894   $ 62,562,182   $11,278,132       $ 611,488     $74,451,802
                                                        ==========   ============   ===========       =========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           VIB CORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                For the Three-Month
                                                                                   Periods Ended
                                                                                     March 31,
                                                                           -------------------------------
                                                                               2001                2000
                                                                           ------------       ------------
Cash flow from operating activities:
Net income                                                                 $  2,104,638       $  1,840,234
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                             1,029,735            864,573
    Deferred income taxes                                                        70,423           (208,660)
    Provision for credit losses                                                 750,000            850,000
    Originations of loans held for sale                                     (12,026,304)        (9,804,286)
    Proceeds from sale of loans                                              13,757,465          7,904,727
    Net gain on loan sales and securitization                                  (208,481)          (173,037)
    Loss on sale of other real estate owned                                      81,148             22,754
    Net increase/(decrease) in cash surrender value of life insurance          (348,393)          (269,522)
    Net realized gains in available for sale securities                        (830,895)              --
    Net amortization of premium/discount on available
      for sale securities                                                       (18,524)            65,387
    Net change in accrued interest, other assets,
      and other liabilities                                                   3,217,308          1,769,045
                                                                           ------------       ------------

       Net cash provided by operating activities                              7,578,120          2,861,215

    Cash flow from investing activities:
      Purchases of investment securities                                    (17,911,993)        (7,640,853)
      Net cash used for purchase of King's River State Bank                        --          (15,596,765)
      Proceeds from sales of other real estate owned                          1,536,529            316,947
      Proceeds from sales of investment securities                           25,428,497               --
      Proceeds from maturities of investment securities                      36,841,385          1,208,725
      Loans granted net of repayments                                         8,931,006        (29,408,063)
      Premises and equipment expenditures                                      (526,448)          (660,296)
      Net (increase)/decrease in interest bearing deposits                      982,905            (25,970)
                                                                           ------------       ------------
       Net cash (used)/provided by investing activities                      55,281,881        (51,806,275)

    Cash flow from financing activities:
      Net increase/(decrease) in demand deposits and savings                 (3,114,332)        10,488,778
      Net increase/(decrease) in time deposits                               15,933,117         52,676,655
      Net change in capitalized lease obligations                                 6,746              8,770
      Net change in fed funds purchased                                        (750,000)        (5,550,000)
      Net change in other borrowings                                        (54,200,000)        (8,300,000)
      Proceeds from Capital Securities                                             --                 --
      Payments for dividends                                                       --                 --
      Proceeds from exercise of stock options and warrants                      278,884            150,199
                                                                           ------------       ------------
       Net cash (used)/provided by financing activities                     (41,845,585)        49,474,402

       Net change in cash and cash equivalents                             $ 21,014,416       $    529,342
                                                                           ============       ============

   Cash and cash equivalents:
        Beginning of period                                                $ 51,604,079       $ 45,758,670

        End of period                                                      $ 72,618,495       $ 46,288,012

    Supplemental disclosure of cash flow information:
                                    (in Thousands)
    Cash paid for interest expense                                         $     10,463       $      8,457
    Cash paid (received) for income taxes                                  $          8       $         70



               The accompanying notes are an integral part of the
                       consolidated financial statements.

VIB CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A) General

     See Note A of Notes to Financial Statements incorporated by reference in the Company's 2000 Annual Report on Form 10-K for a summary of significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2000 Annual Report on Form 10-K, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB Corp include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, Bank of Stockdale, F.S.B., Kings River State Bank, Valley Capital Trust, VIBC Capital Trust I and VIBC Services Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period's classifications.

(B) Investment Securities

The Company's investment securities portfolio at March 31, 2001 had a net unrealized gain of approximately $1,036,000, as compared with a net unrealized loss of approximately $1,027,000 at December 31, 2000, an increase during the three months beginning January 1, 2001 of $2,063,000. The change for the period is attributable to a declining interest rate environment.

     Investment Securities


                                            March 31, 2001
                           --------------------------------------------

                                                                 Gross         Gross
                                    Amortized    Unrealized   Unrealized       Fair
         ($ In 000's)                 Cost          Gains       Losses         Value
         ------------------------------------------------------------------------------
Available-for Sale Securities:

  U.S. Treasury Securities          $  6,450      $     45      $   --        $  6,495
  U.S. Government and
    Agency Securities                 46,063           129          --          46,192
  State and Political Subd.           57,013           754          --          57,768
  Mortgage-Backed Securities          34,343           215          --          34,558
           Other Equity                4,167             2           109         4,060
                                    --------      --------      --------      --------
                                    $148,128      $  1,145      $    109      $149,164

Held-to-Maturity Securities:

  Mortgage-Backed Securities        $  2,375      $     20             $      $  2,395





                                        December 31, 2000
                                    ------------------------
                                      Gross        Gross
                                    Amortized    Unrealized    Unrealized       Fair
         ($ In 000's)                 Cost          Gains        Losses         Value
                                    --------------------------------------------------
Available-for Sale Securities:

U.S. Treasury Securities            $  1,540      $     29          --        $  1,569
U.S. Government and
 Agency Securities                    81,411           196      $    840        80,767
State and Political Subd.             67,709           906         1,013        67,602
Mortgage-Backed Securities            21,576            95           217        21,454
Other Equity                          18,668           118           301        18,485
                                    --------      --------      --------      --------
                                    $190,904      $  1,344      $  2,371      $189,877

Held-to-Maturity Securities:

  Mortgage-Backed Securities        $  2,441      $   --        $     16      $  2,425


     Investment securities carried at approximately $136,097,000 and $166,427,000, at March 31, 2001 and December 31,2000, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.

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

     The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At March 31, 2001 and December 31,2000 the Company was servicing approximately $117,459,000 and $98,368,000, respectively, in loans previously sold.

     A summary of the changes in the allowance for credit losses follows:


                                                  March 31, 2001  December 31,2000
                                                  --------------  ----------------
($ In 000's)
Balance at beginning of year                           $8,298          $5,696
Additions to the allowance charged to expense             750           2,905
Additions due to purchase of Kings River
      State Bank                                         --               654
Recoveries on loans charged off                            20             158
Loans charged off                                         264           1,115
                                                       ------          ------
Balance at end of period                               $8,804          $8,298


     A summary of nonperforming loans and assets follows:


                                                March 31, 2001   December 31,2000
                                                --------------   ----------------
($ In 000's)
Non-accrual loans                                  $ 9,443           $12,302
Loans 90 days past due and still accruing               80                83
                                                   -------           -------
     Total nonperforming loans                       9,523            12,385
Other Real Estate Owned                              2,732             1,360
                                                   -------           -------
     Total nonperforming assets                    $12,255           $13,745

Nonperforming loans to total ending loans             1.17%             1.50%
Nonperforming assets to total loans and
         Other Real Estate Owned                      1.50%             1.66%


(D)  Other Expenses

     Other expenses for the periods indicated are as follows:


($ In 000's)                       March 31, 2001  March 31, 2000
                                   --------------  --------------
Data Processing                      $  713          $  670
Advertising                              92             147
Legal and Professional                1,008             615
Regulatory Assessments                   40              43
Insurance                                31              40
Amortization of Intangibles             322             264
Office Expenses                         607             551
Promotion                               427             370
Other                                   465             607
                                     ------          ------
Total Other Expenses                 $3,705          $3,307


(E)  Earnings Per Share

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 12,185,860 for the three months ended March 31, 2001 and 12,024,183 for the three months ended March 31, 2000, respectively.

     Diluted earnings per share for the three-month periods ended March 31, 2001 and 2000, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods as follows:
12,232,747 for the three months ended March 31, 2001 and 12,058,812 for the three months ended March 31, 2000. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flow and capital resources. This discussion should be read in conjunction with the attached Financial Statements included in Item 1, and the Company's Annual Report on Form 10-K. This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. For a discussion of factors that could cause actual results to differ, please see the Company's publicly available Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2000 and particularly the discussion of "Other Significant Factors" within that document.

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

It was anticipated that VIB would require additional capitalization in connection with the branch acquisition. On February 5, 1999, the Company raised approximately $22.4 million in net proceeds from an offering of up to 23,000 Capital Securities in a private placement. The proceeds were used to increase VIB's capital by $8.5 million and the balance was used for the acquisition of Kings River State Bank and general corporate purposes.

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

For the year ended December 31, 1999, Kings River Bancorp had total assets of $87.2 million, interest and non-interest income of $8.0 million and pretax income of $1.9 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principals Board Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from this transaction totaled $13.6 million and is being amortized over twenty years on a straight-line basis. The results of Kings River Bancorp's operations were included in those reported by the Company beginning January 10, 2000.

In July 2000, the Company raised approximately $10.0 million in net proceeds from an offering of "trust preferred" securities in a private placement conducted as a part of a pooled offering sponsored by First Union Securities, Inc. ("First Union") acting as the placement agent. On July 12, 2000, the Company entered into a Placement Agent Agreement (the "Placement Agent Agreement") with First Union. Concurrently, the Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I, for the specific purpose of: (1) investing in the Company's 11.695% Junior Subordinated Notes (the "Notes"), due July 19, 2030; (2) selling 11.695% Preferred Securities (the "Preferred Securities"), representing a 97% beneficial interest in the Notes owned by VIBC Capital Trust I; and (3) issuing Common Securities to the

Company, representing a 3% beneficial interest in the Notes owned by VIBC Capital Trust I.

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

During 2000 the Company did not conduct any business other than through VIB, Stockdale and Kings River. At year-end, the Company had total consolidated assets of $1,143 million. Upon consummation of the transactions described above, the Company conducts its banking business only through VIB, Stockdale and Kings River (collectively, the "Banking Subsidiaries"). Neither the Company nor the Banking Subsidiaries earn revenues from sources outside of the United States.

During the first quarter of 2001, the Company's board of directors made a strategic decision to merge Stockdale and Kings River into VIB. The consolidation is anticipated to provide significant cost savings and improve operating efficiencies by removing layers of regulatory reporting and operating expenses. The Company expensed approximately $435,000 in restructuring charges related to the consolidation during the first quarter. These costs were offset by gains on the sale of securities. Additionally, the sale of securities was done to restructure the balance sheet and reduce interest rate risk.

Consolidated net income for the three months ended March 31, 2001 was $2.1 million or $.17 per share diluted based upon average shares outstanding of 12,232,747. This compares with net income of $1.8 million or $.15 per share fully diluted based upon the average shares outstanding of 12,058,812 for the same period in 2000.

Total gross loans at March 31, 2001 were $810.0 million, which represented an decrease of $13.7 million or 1.7% from December 31, 2000. Since March 31, 2000, total gross loans have increased $71.4 million or 9.7%.

On April 24, 2001, the Board of Directors approved a 3% stock dividend for shareholders of record on May 25, 2001. The dividend will be paid on June 15, 2001. All per share figures have been adjusted for previous stock dividends but have not been adjusted for this stock dividend which was not declared until the second quarter.

The Company's Internet "home page" on the World Wide Web is:
http://www.vibcorp.com. VIB has a home page, located at: http://www.vibank.com.

NET INTEREST INCOME

Average interest earning assets totaled $1,012.2 million during the three months ended March 31, 2001, an increase of $93.8 million or 10.2% compared to the same period last year. This growth was highlighted by an increase in average total loans of $98.8 million or 13.8% to $814.8 million. Average interest bearing liabilities in the first three months of 2001 increased $63.3 million or 8.2% to average $839.3 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $81.1 million or 13.0% to $705.8 million. Average borrowed funds decreased $17.7 million or 11.7% to $133.6 million during the same time frame

Interest income for the three-month period ending March 31, 2001 was $22.5 million, an increase of $2.1 million or 10.3% compared to the first three months in 2000. The increase in interest income was primarily the result of loan volume increases previously discussed. The yield on interest earning assets increased 8 basis points to 9.01% for the three-month period ended March 31, 2001 from 8.93% for the comparative period last year. Although a declining interest rate environment characterized the first quarter of 2001, the increased yield resulted from greater proportionate growth in the loan portfolio which carries a higher yield than other investments.

Interest expense increased $1.6 million or 17.8% during the three months ended March 31, 2001 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in interest-bearing deposits partially offset by a decrease in borrowed funds. The cost of interest bearing funds increased 45 basis points from 4.72% for the three-months ended March 31, 2000 to 5.17% for the three months ended March 31, 2001. The cost of funds increase is partly the result of the Company's increased reliance on higher costing certificates of deposit as a source of funds.

Net interest income was $11.8 million for the three months ending March 31, 2001, representing an increase of $.5 million or 4.3% from the same period ended March 31, 2000. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities, decreased to 3.84% for the period ending March 31, 2001, compared to 4.21% for the same period in 2000. Net interest income as a percentage of average interest earning assets, or the net interest margin, decreased to 4.72% for the period ending March 31, 2001, compared to 4.95% for the period ending March 31, 2000. The decreases in net interest spread and net interest margin were due to the faster repricing of the Company's earning assets as compared to interest bearing liabilities in a period of declining interest rates.

The year 2000 was characterized by a rising rate environment. Interest rates began a steady decline during the first quarter of 2001. The yield on earning assets for the year 2000 was 9.10% as compared to 8.93% for the quarter ended March 31, 2000 and 9.01% for the quarter ended March 31, 2001. The cost of interest bearing liabilities for the year 2000 was 5.11% as compared to 4.72% for the quarter ended March 31, 2000 and 5.17% for the quarter ended March 31, 2001.

PROVISION FOR CREDIT LOSSES

The allowance for credit losses at March 31, 2001 was $8.8 million, compared to $7.0 million at March 31, 2000, an increase of $1.8 million or 25.2%. As a percent of total loans, the allowance was 1.09% at March 31, 2001, compared to
 .95% at March 31, 2000 and 1.01% at December 31, 2000. Due to the California energy issue, and its possible effect on the Company's portfolio, an additional allocation was added to the allowance in the first quarter of 2001. In subsequent quarters, as the knowledge of the true effect of the energy problems increase, the Company may continue to add to the reserve for losses due to the risk of energy-related defaults.

The provision for credit losses was $750,000 for the first three months of 2001, compared with $850,000 provided for the three months ended March 31, 2000, a decrease of 11.8%.

Total non-performing loans as of March 31, 2001 were $9.5 million as compared to $3.2 million at March 31, 2000 and $12.4 million at December 31, 2000. Non-performing loans decreased $2.9 million during the three months ended March 31, 2001. The increase over the first quarter of 2000 is attributed to two unrelated loans moving into non-accrual status. One of the loans was partially collected in the first quarter and the Company fully expects to collect the remainder of the two loans by the end of the second quarter. By continuing to build the loan loss reserve combined with the resolution of the two problem loans the Company anticipates seeing an improvement in its coverage and reserve ratios.

Net charge-offs were $244,000 for the three months ended March 31, 2001. This represents an increase of $74,000 when compared to $170,000 in net charge offs for the same period in 2000.

The Banking Subsidiaries have an established standard process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of their respective loan portfolios, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by individual loans with general allocations assigned to the various loan categories. Loans classified by the Banking Subsidiaries' internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

Management of the Company believes the consolidated allowance at March 31, 2001, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Banking Subsidiaries' loan portfolios.

NON-INTEREST INCOME

Total non-interest income amounted to $3.0 million for the three months ended March 31, 2001 representing an increase of $1.0 million or 48.3% compared with the same period in the prior year. The primary reason for the increase in non-interest income was $831,000 in gains on the sale of investment securities. Another significant item was an increase of $62,000 in other income, which was attributable to increases in the cash surrender value of life insurance policies held by the Company.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 2001 was $10.8 million, an increase of $1.1 million or 10.8% as compared to the same period in 2000. During the quarter, the Company incurred approximately $435,000 in non-recurring restructuring costs associated with the planned consolidation of its three subsidiary banks.

Salary expense during the three months ended March 31, 2001 was $4.1 million, an increase of $404,000 or 10.9% over the comparable period in 2000. The growth in salary expense is attributable to$200,000 in severance related to the restructuring charges discussed above and normal annual merit increases. Employee benefits expense was $1.3 million for the period ending March 31, 2001, an increase of only $9,000 or .7% from the same period in the prior year. The Company's contribution to the Employee Stock Ownership Plan for the first quarter ended March 31, 2001 was $83,000 as compared to $197,000 for the quarter ended March 31, 2000.

Occupancy expense was $863,000 for the three-month period ended March 31, 2001, an increase of $130,000 or 17.7% as compared to the first three months in 2000. Furniture and equipment expense was $846,000 for the three-month period ended March 31, 2001, an increase of $111,000 or 15.1% from the same period in 2000. These increases were primarily the result of the Company's expansion of its geographic market area through the addition of full service branches in Fresno, Selma and Visalia, California and Las Vegas, Nevada along with increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $3.7 million during the three-month period ended March 31, 2001, an increase of $398,000 or 12.0% from the same period in the prior year. The increase was attributable to increases in legal and other professional fees.

INCOME TAXES

Income tax expense for the three months ending March 31, 2001 was $1,112,000 as compared with $871,000 for the same period in 2000. The increase in expense was primarily attributable to a $1.6 million increase in taxable operating income. The Company's effective tax rate was 34.6% for the three months ended March 31, 2001 as compared to 32.1% for the same period in the prior year.

CAPITAL RESOURCES

Total stockholders' equity as of March 31, 2001 was $74.5 million, which represented an increase of $3.6 million from December 31, 2000, and $14.9 million from March 31,

2000. The increase since December 31, 2000 included $2.1 million in net income and a $1.2 million increase in the cumulative unrealized gain on securities classified as available for sale. The increase since March 31, 2000 included $8.9 million in net income and a $5.8 million increase in the cumulative unrealized gain on securities classified as available for sale.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At March 31, 2001 the Tier 1 and total risk based capital ratios were 9.41% and 11.36%, respectively, compared to 8.51% and 9.49%, respectively, at March 31, 2000. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 7.27% at March 31, 2001, compared to 6.79% at March 31, 2000. The Company's leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company's capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company's consolidated liquidity position remained adequate to meet future contingencies. At March 31, 2001 the Company had $38.7 million in net Federal funds purchased and FHLB advances outstanding. This compared to $121.5 million in net Federal funds outstanding at March 31, 2000. Since December 31, 2000, net Federal funds purchased and FHLB advances have decreased $80.2 million. The Company's consolidated liquidity ratio at March 31, 2001 was 18.5%. This ratio represented a decrease from 20.3% at March 31, 2000 and a decrease from 20.0% at December 31, 2000.

The Banking Subsidiaries' Asset/Liability Committees ("ALCO") function to manage the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet existing and future funding commitments is the measure of liquidity. Liquidity is also needed to meet borrowing needs, deposit withdrawals and asset growth. The subsidiaries develop liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

The Banking Subsidiaries' ALCO manage the interest rate sensitivity or repricing characteristics of their assets and liabilities. The primary source of earnings for the Banking Subsidiaries is net interest income, which is subject to movements in interest rates. To minimize the effect of changes in rates, the balance sheet requires structuring in order that the repricing opportunities for both assets and liabilities exist in nearly equivalent amounts and at approximately similar time intervals. Interval differences may exist at times creating interest sensitivity gaps, which represent the difference between interest sensitive assets and interest sensitive liabilities. These gaps are static in nature and do not consider future activity. As such, these gap measurements serve best as an indicator for potential interest rate exposure.

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

The Banking Subsidiaries do not maintain a trading account for any class of financial instrument nor do they engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Banking Subsidiaries are not subject to foreign currency exchange rate risk or commodity price risk.

In addition to gap measurement, the Banking Subsidiaries' ALCO are further responsible for the measurement of interest rate risk, i.e., the risk of loss in value due to changes in interest rates. The Banking Subsidiaries' ALCO monitor and consider methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The Banking Subsidiaries' ALCO attempts to manage the various components of their respective balance sheets to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Banking Subsidiaries exposure to interest rate risk is reviewed on a periodic basis by their respective Boards of Directors and the ALCO. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its assets and liability mix to bring interest rate risk within Board-approved limits.

The Banking Subsidiaries utilize interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The Banking Subsidiaries' Boards of Directors have adopted interest rate risk policies, which establish a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates. The following tables present the Company's projected changes in NPV and net interest income for the various rate shock levels as of March 31, 2001.

                                    VIB CORP
                          Change in Net Portfolio Value
                                at March 31, 2001



                                        Net Portfolio        Actual      Percentage
Change In Interest Rates                     Value           Change         Change
------------------------                --------------      ---------    -----------
 (Dollars in Thousands)
300 basis point rise                     $158,193           ($19,450)      -10.9%
200 basis point rise                      165,311             (9,085)       -5.1%
100 basis point rise                      174,396             (3,247)       -1.8%
Base Rate Scenario                        177,643                -            -
100 basis point decline                   174,244             (3,398)       -1.9%
200 basis point decline                   166,226            (11,417)       -6.4%
300 basis point decline                   151,984            (25,659)      -14.4%



                          Change in Net Interest Income
                                at March 31, 2001


                                           Net Interest        Actual         Percentage
Change In Interest Rates                  Income (000's)   Change (000's)    Change (000's)
------------------------                  --------------   --------------    --------------
(Dollars in Thousands)
300 basis point rise                        $48,225             1,541              3.3%
200 basis point rise                         47,917             1,233              2.6%
100 basis point rise                         47,477               793              1.7%
Base Rate Scenario                           46,684                -                 -
100 basis point decline                      45,428            (1,256)            -2.7%
200 basis point decline                      43,927            (2,757)            -5.9%
300 basis point decline                      42,267            (4,417)            -9.5%


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

At March 31, 2001 the Company had adequate liquidity to meet its anticipated funding needs.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.2% at March 31, 2000 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation's impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

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

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     Not Applicable.


     (b) Current Reports on Form 8-K:

         During the quarter ended March 31, 2001 the Company filed the following Current Reports on Form 8-K:

         Description                                        Date of Report
         -----------                                        --------------
         Announcement of intention to
         consolidate subsidiaries                           March 5, 2001

         Merger agreements and plans of
         reorganization of subsidiaries                     March 21, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VIB CORP

Date: May 9, 2001

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