Form 10-Q
period 2001-06-30
VIB CORP
filed 2001-08-03
CIK 1051345

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

[X]	Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ______________

Commission File Number: 333-43021

VIB Corp

(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0780371 (IRS Employer Identification No.)

1498 Main Street, El Centro, California 92243

(Address of Principal Executive Offices)

(760) 337-3200

(Registrant’s Telephone Number, Including Area Code)

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,624,349 shares as of August 2, 2001.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders’ Equity for the period ended June 30, 2001 have been prepared by VIB Corp (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended June 30, 2001 have been made. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2001 and December 31, 2000
(Unaudited)

	June 30	December 31
	2001	2000

ASSETS

Cash and due from banks	$50,590,555	$51,604,079

Federal funds sold	—	—

Total cash and cash equivalents	50,590,555	51,604,079

Interest bearing deposits	146,635	1,447,888

Investment Securities: (note B)

Securities available for sale	127,828,089	189,876,563

Securities held to maturity	—	2,440,928

Total investment securities	127,828,089	192,317,491

Federal Home Loan and Federal Reserve Bank stock, at cost	5,922,891	9,185,249

Loans: (note C) Commercial	86,649,967	139,020,547

Agricultural	56,655,394	70,217,153

Real estate — construction	146,197,735	129,170,418

Real estate — other	509,147,224	453,041,114

Consumer	35,768,727	36,280,567

Total Loans	834,419,047	827,729,799

Net deferred loan fees	(3,988,297)	(4,007,270)

Allowance for credit losses	(9,494,017)	(8,297,814)

Net Loans	820,936,733	815,424,715

Premises and equipment	13,472,723	13,863,823

Other real estate owned	2,295,568	1,359,905

Cash surrender life insurance	20,675,523	19,990,350

Deferred tax asset	6,358,030	6,923,000

Intangible assets	17,792,654	18,435,865

Accrued interest and other assets	11,538,424	12,375,595

TOTAL ASSETS	$1,077,557,825	$1,142,927,960

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2001 and December 31, 2000
(Unaudited)

	June 30	December 31
	2001	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Noninterest-bearing demand	$221,079,937	$211,541,381

Money Market and NOW	193,222,941	208,177,709

Savings	65,041,148	62,657,235

Time deposits under $100,000	219,200,799	220,547,372

Time deposits $100,000 and over	196,851,121	207,314,327

Total Deposits	895,395,946	910,238,024

Fed funds purchased	—	750,000

Federal Home Loan Bank advances	63,000,000	118,200,000

Capital lease obligations	2,968,706	2,954,995

Company-obligated mandatorily redeemable Capital Securities of subsidiary trusts holding solely Subordinated Debentures of the Company	32,400,000	32,400,000

Accrued interest and other liabilities	7,614,080	7,534,152

Total Liabilities	1,001,378,732	1,072,077,171

Stockholders’ Equity:

Preferred shares, no par value; 10,000,000 shares authorized; issued 0 shares in 2001 and 2000	—	—

Common shares, no par value, Authorized 25,000,000 in 2001 and 2000, Outstanding: 12,612,479 in 2001 and 12,541,286 in 2000	65,639,778	62,283,298

Undivided Profits	10,553,789	9,173,494

Accumulated other comprehensive income, net of tax of $(10,059) in 2001 and $(421,122) in 2000	(14,474)	(606,003)

Total Stockholders’ Equity	76,179,093	70,850,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,077,557,825	$1,142,927,960

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Interest Income:

Interest and Fees on Loans	$19,109,456	$18,332,905	$38,736,513	$35,738,375

Interest on Investment Securities — Taxable	1,441,601	2,302,771	3,575,794	4,551,705

Interest on Investment Securities — Nontaxable	540,904	682,442	1,230,327	1,363,981

Other Interest Income	143,422	19,050	176,878	65,213

Total Interest Income	21,235,383	21,337,168	43,719,512	41,719,274

Interest Expense:

Interest on Money Market and NOW	1,123,484	1,279,460	2,697,324	2,442,733

Interest on Savings Deposits	196,793	296,001	434,538	604,418

Interest on Time Deposits	5,956,405	5,828,411	12,482,590	10,962,387

Interest on Other Borrowings	1,735,687	2,702,792	4,090,972	5,171,911

Total Interest Expense	9,012,369	10,106,664	19,705,424	19,181,449

Net Interest Income	12,223,014	11,230,504	24,014,088	22,537,825

Provision for Credit Losses	750,000	700,000	1,500,000	1,550,000

Net Interest Income after Provision for Credit Losses	11,473,014	10,530,504	22,514,088	20,987,825

Non-interest Income:

Service Charges and Fees	1,768,432	1,679,246	3,334,759	3,193,156

Gain on Sale of Loans and Servicing Fees	275,479	341,674	585,438	623,343

Gain on Sale of Securities	641,783	—	1,472,678	—

Other Income	409,646	447,815	689,825	666,049

Total Non-interest Income	3,095,340	2,468,735	6,082,700	4,482,548

Non-interest Expense:

Salaries and Employee Benefits	5,551,603	5,076,600	10,948,991	10,060,664

Occupancy Expenses	876,343	767,770	1,739,617	1,501,410

Furniture and Equipment	910,225	773,556	1,756,519	1,508,651

Other Expenses (note D)	3,638,962	3,439,974	7,343,502	6,746,750

Total Non-interest Expense	10,977,133	10,057,900	21,788,629	19,817,475

Income Before Income Taxes	3,591,221	2,941,339	6,808,159	5,652,898

Income Taxes	1,291,000	962,925	2,403,300	1,834,250

Net Income	$2,300,221	$1,978,414	$4,404,859	$3,818,648

Per Share Data: (note E)

Net Income — Basic	$0.18	$0.16	$0.35	$0.30

Net Income — Diluted	$0.18	$0.16	$0.35	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

VIBCORP AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity

	Common Shares			Accumulated
				Other
	Number of		Undivided	Comprehensive
	Shares	Amount	Profits	Income	Total

Balance January 1,2000	11,443,037	$57,449,500	$5,252,469	$(4,456,609)	$58,245,360

Comprehensive Income

Net income			8,620,407		8,620,407

Other comprehensive income

Unrealized gain on securities, net of taxes of $2,681,226				3,850,606	3,850,606

Total Comprehensive income					12,471,013

Cash dividends (fractional shares)			(15,784)		(15,784)

Stock dividend	696,289	4,683,598	(4,683,598)		—

Exercise of stock options	29,318	150,200			150,200

Balance at December 31, 2000	12,168,644	62,283,298	9,173,494	(606,003)	70,850,789

Comprehensive Income

Net income			4,404,859		4,404,859

Other comprehensive income

Unrealized gains on securities, net of taxes of $1,014,660				1,460,409	1,460,409

Less reclassification adjustments for gains included in net income, net of taxes of $603,798				(868,880)	(868,880)

Total Other comprehensive income					591,529

Total Comprehensive income					4,996,388

Cash dividends (fractional shares)			(10,693)		(10,693)

Stock dividend	365,761	3,013,871	(3,013,871)		—

Exercise of stock options	78,074	342,609			342,609

Balance at June 30, 2001	12,612,479	$65,639,778	$10,553,789	$(14,474)	$76,179,093

The accompanying notes are an integral part of the consolidated financial statements.

VIBCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six-Month
	Periods Ended
	June 30,

	2001	2000

Cash flow from operating activities:

Net income	$4,404,859	$3,818,648

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,074,176	1,781,386

Deferred income taxes	(279,390)	216,711

Provision for credit losses	1,500,000	1,550,000

Originations of loans held for sale	(31,691,990)	(16,291,066)

Proceeds from sale of loans	30,516,917	20,213,062

Net gain on loan sales	(402,266)	(385,898)

Loss on sale of other real estate owned	53,785	(73,338)

Net increase in cash surrender value of life insurance	(685,173)	(540,267)

Net realized gains in available for sale securities	(1,472,678)	—

Net amortization of premium/discount on available for sale securities	51,718	17,882

Net change in accrued interest, other assets, and other liabilities	1,350,397	(1,114,521)

Net cash provided by operating activities	5,420,355	9,192,599

Cash flow from investing activities:

Purchases of investment securities	(65,630,264)	(9,569,724)

Net cash used for purchase of King’s River State Bank	—	(15,596,765)

Net cash paid for the purchase of life insurance	—	(1,800,000)

Proceeds from sales of other real estate owned	2,167,995	1,472,593

Proceeds from sales of investment securities	50,966,251	—

Proceeds from maturities of investment securities	84,839,324	10,655,693

Loans granted net of repayments	(8,592,122)	(62,333,702)

Premises and equipment expenditures	(1,039,865)	(1,489,500)

Net (increase)/decrease in interest bearing deposits	1,301,253	(294,773)

Net cash (used)/provided by investing activities	64,012,572	(78,956,178)

Cash flow from financing activities:

Net increase/(decrease) in demand deposits and savings	(3,032,299)	16,594,716

Net increase/(decrease) in time deposits	(11,809,779)	77,061,324

Net change in capitalized lease obligations	13,711	17,825

Net change in fed funds purchased	(55,200,000)	(15,550,000)

Net change in other borrowings	(750,000)	(5,850,000)

Proceeds from Capital Securities	—	—

Payments for dividends	(10,693)	(6,868)

Proceeds from exercise of stock options and warrants	342,609	150,201

Net cash (used)/provided by financing activities	(70,446,451)	72,417,198

Net change in cash and cash equivalents	$(1,013,524)	$2,653,619

Cash and cash equivalents:

Beginning of period	$51,604,079	$45,758,670

End of period	$50,590,555	$48,412,289

Supplemental disclosure of cash flow information:

(in Thousands)

Cash paid for interest expense	$19,532	$18,281

Cash paid (received) for income taxes	$1,869	$3,583

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A)  General

     See Note A of Notes to Financial Statements incorporated by reference in the Company’s 2000 Annual Report on Form 10-K for a summary of significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s 2000 Annual Report on Form 10-K, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB Corp include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, Valley Capital Trust, VIBC Capital Trust I, VIBC Services Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period’s classifications.

(B)  Investment Securities

The Company’s investment securities portfolio at June 30, 2001 had a net unrealized loss of approximately $ 25,000, as compared with a net unrealized loss of approximately $1,027,000 at December 31, 2000, an increase during the six months beginning January 1, 2001 of $1,002,000. The change for the period is attributable to a declining interest rate environment.

     Investment Securities

	June 30, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ In 000's)	Cost	Gains	Losses	Value

Available-for Sale Securities:

U.S. Treasury Securities	$1,231	$—	$—	$1,231

U.S. Government and Agency Securities	74,337	28		74,365

State and Political Subd.	43,068	—	94	42,974

Mortgage-Backed Securities	5,273	135	—	5,408

Other Equity	3,944	20	114	3,850

	$127,853	$183	$208	$127,828

Held-to-Maturity Securities:

Mortgage-Backed Securities	$—	$—	$—	$—

	December 31, 2000

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ In 000's)	Cost	Gains	Losses	Value

Available-for Sale Securities:

U.S. Treasury Securities	$1,540	$29	—	$1,569

U.S. Government and Agency Securities	81,411	196	$840	80,767

State and Political Subd.	67,709	906	1,013	67,602

Mortgage-Backed Securities	21,576	95	217	21,454

Other Equity	18,668	118	301	18,485

	$190,904	$1,344	$2,371	$189,877

Held-to-Maturity Securities:

Mortgage-Backed Securities	$2,441	$—	$16	$2,425

     Investment securities carried at approximately $81,195,000 and $166,427,000, at June 30, 2001 and December 31, 2000, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.

(C)  Loans

     The Company’s loan portfolio consists primarily of loans to borrowers within southern and central California, Las Vegas, Nevada and Yuma, Arizona. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company’s market area. As a result, the Company’s loan and collateral portfolio are, to some degree, concentrated in those industries.

     The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At June 30, 2001 and December 31, 2000 the Company was servicing approximately $88,317,000 and $98,368,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

($ In 000's)	June 30, 2001	December 31, 2000

Balance at beginning of year	$8,298	$5,696

Additions to the allowance charged to expense	1,500	2,905

Additions due to purchase of Kings River State Bank	—	654

Recoveries on loans charged off	45	158

Loans charged off	349	1,115

Balance at end of period	$9,494	$8,298

A summary of nonperforming loans and assets follows:

($ In 000's)	June 30, 2001	December 31, 2000

Non-accrual loans	$5,701	$12,302

Loans 90 days past due and still accruing	146	83

Total nonperforming loans	5,847	12,385

Other Real Estate Owned	2,296	1,360

Total nonperforming assets	$8,143	$13,745

Nonperforming loans to total ending loans	.70%	1.50%

Nonperforming assets to total loans and Other Real Estate Owned	.98%	1.66%

(D)  Other Expenses

     Other expenses for the periods indicated are as follows:

($ In 000's)	June 30, 2001	June 30, 2000

Data Processing	$1,407	$1,359

Advertising	232	319

Legal and Professional	1,749	1,393

Regulatory Assessments	82	85

Insurance	56	94

Amortization of Intangibles	643	527

Office Expenses	1,239	1,152

Promotion	927	807

Other	1,009	1,011

Total Other Expenses	$7,344	$6,747

(E)  Earnings Per Share

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 12,607,815 for the three months ended June 30, 2001 and 12,542,383 for the three months ended June 30, 2000; 12,582,906 for the six months ended June 30, 2001 and 12,537,135 for the six months ended June 30, 2000.

     Diluted earnings per share for the three and six-month periods ended June 30, 2001 and 2000, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods as follows: 12,665,013 for the three months ended June 30, 2001 and 12,560,069 for the three months ended June 30, 2000; 12,635,652 for the six months ended June 30, 2001 and 12,563,812 for the six months ended June 30, 2000. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company’s financial condition, results of operations, cash flow and capital resources. This discussion should be read in conjunction with the attached Financial Statements included in Item 1, and the Company’s Annual Report on Form 10-K. This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. For a discussion of factors that could cause actual results to differ, please see the Company’s publicly available Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2000 and particularly the discussion of “Other Significant Factors” within that document.

GENERAL

VIB Corp was incorporated in California on November 7, 1997 under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank (“VIB”) for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of VIB’s Common Stock was converted into one share of the Company’s Common Stock and all outstanding shares of VIB’s Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase VIB’s Common Stock, issued in connection with VIB’s 1997 unit offering, was converted into a warrant to purchase the Company’s Common Stock. The conversion period for these warrants expired on October 29, 1999.

On January 28, 1999, VIB Corp acquired Bank of Stockdale, F.S.B., Bakersfield, California (“BOS”). As a result of the merger, the Company acquired total assets of $144.4 million, comprising $9.1 million in cash and due from banks, $23.5 million in securities and investments, $102.4 million in net loans and $9.4 million in other assets. Total liabilities assumed amounted to $134.6 million, of which $128.9 million comprised deposits. The remainder represented other borrowed funds and other liabilities.

The BOS merger was accounted for as a pooling of interests. The Company issued approximately 2,730,589 shares of its Common Stock (adjusted for subsequent stock dividends) in exchange for all 1,212,265 shares of Stockdale’s issued and outstanding common stock.

On January 22, 1999, VIB acquired Fremont Investment & Loan’s Hemet branch office, including substantially all the deposits of the branch. VIB assumed approximately $112 million in deposits and the lease on the branch premises, and acquired approximately $27,000 in loans as well as cash on hand and fixtures and equipment associated with the branch. The consideration paid amounted to approximately $1.12 million. Goodwill arising from the transaction totaled approximately $1.14 million.

It was anticipated that VIB would require additional capitalization in connection with the branch acquisition. On February 5, 1999, the Company raised approximately $22.4 million in net proceeds from an offering of up to 23,000 Capital Securities in a private placement. The proceeds were used to increase VIB’s capital by $8.5 million and the balance was used for the acquisition of Kings River State Bank (“KRSB”) and general corporate purposes.

The Company formed a wholly-owned business trust subsidiary, Valley Capital Trust (the “Trust”), pursuant to the laws of the State of Delaware, for the specific purpose of (1) investing in the Company’s 9.00 % Junior Subordinate Debentures (the “Debentures”), due February 5, 2029; (2) selling 9.00% Cumulative Capital Securities (the “Capital Securities”), representing a 97% beneficial interests in the Debentures owned by the Trust; and (3) issuing beneficial interest in the Debentures owned by the Trust.

On February 5, 1999, the Company issued $23.093 million in Debentures to the Trust. Concurrently, the Trust issued $22.4 million of the Capital Securities to the accredited investors and $693,000 of Common Securities to the Company. The Debentures were purchased by the Trust concurrently with the Trust’s issuance of the Capital Securities and Common Securities. The proceeds to the Company, net of the Placement Agent’s fees and other offering expenses, was approximately $22.4 million which is treated as Tier 1 capital for regulatory purposes.

The interest on the Capital Securities is deductible. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The Capital Securities will mature on February 5, 2029, but can be called after February 5, 2009.

On January 7, 2000, VIB Corp merged with Kings River Bancorp, Reedley, California, and acquired Kings River State Bank as a wholly-owned subsidiary. Kings River Bancorp’s shareholders received approximately $21.7 million in exchange for their stock.

For the year ended December 31, 1999, Kings River Bancorp had total assets of $87.2 million, interest and non-interest income of $8.0 million and pretax income of $1.9 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principals Board Opinion No. 16, “Business Combinations.” Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from this transaction totaled $13.6 million and is being amortized over twenty years on a straight-line basis. The results of Kings River Bancorp’s operations were included in those reported by the Company beginning January 10, 2000.

In July 2000, the Company raised approximately $10.0 million in net proceeds from an offering of “trust preferred” securities in a private placement conducted as a part of a pooled offering sponsored by First Union Securities, Inc. (“First Union”) acting as the placement agent. On July 12, 2000, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with First Union. Concurrently, the Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I, for the specific purpose of: (1) investing in the Company’s 11.695% Junior Subordinated Notes (the “Notes”), due July 19, 2030; (2) selling 11.695% Preferred Securities (the “Preferred Securities”), representing a 97% beneficial interest in the Notes owned by VIBC Capital Trust I; and (3) issuing Common Securities to the

Company, representing a 3% beneficial interest in the Notes owned by VIBC Capital Trust I.

On July 26, 2000, the Company issued $10.309 million in Notes to VIBC Capital Trust I, which, in turn, issued $10.0 million of the Preferred Securities to First Union and $309,000 of the Common Securities to the Company. The proceeds to the Company, net of First Union’s fees and other offering expenses, was approximately $9.6 million, of which $1.4 million is treated as Tier I capital for regulatory purposes with the remainder being treated as Tier II capital. The proceeds were used to increase VIB’s capital by $8.5 million, with the balance used for general corporate purposes.

The interest on the Notes will be deductible and paid by the Company and represents the sole source of VIBC Capital Trust I’s revenue available for distributions to the holders of the Preferred Securities. The Company has the right, assuming that no default has occurred regarding the Notes, to defer interest payments on the Notes, at any time and for a period of up to twenty consecutive calendar quarters. The Preferred Securities will mature concurrently with the Notes on July 19, 2030; but can be called after July 19, 2010.

During 2000 and 2001 the Company did not conduct any business other than through VIB, BOS and KRSB. At year-end, the Company had total consolidated assets of $1,143 million. Upon consummation of the transactions described above, the Company conducts its banking business only through VIB, BOS and KRSB (collectively, the “Banking Subsidiaries”). Neither the Company nor the Banking Subsidiaries earn revenues from sources outside of the United States.

During the first quarter of 2001, the Company’s board of directors made a strategic decision to merge BOS and KRSB into VIB. Effective May 24, 2001, BOS and KRSB were merged into VIB, which continues to operate under its state charter as a member bank. All of the former offices of BOS and KRSB operate as branches of VIB; however, many continue to use the BOS and KRSB names as DBA’s. The consolidation is anticipated to provide significant cost savings and improve operating efficiencies by removing layers of regulatory reporting and operating expenses. The Company expensed approximately $435,000 in restructuring charges related to the consolidation during the first quarter and $90,000 in the second quarter.

Due to the reduction in interest rates by the Federal Reserve Bank, the Company had $59.3 million in securities called from subsidiary portfolios. These calls changed the structure of the balance sheet and its interest rate risk characteristics. Additionally, security sales were performed to offset restructuring and one-time costs incurred in the first and second quarter as well as to mitigate the interest rate risk incurred by the unexpected shortening of the securities portfolio duration.

On April 24, 2001, the Board of Directors approved a 3% stock dividend for shareholders of record on May 25, 2001. The dividend was paid on June 15, 2001. All per share figures have been adjusted for this and previous stock dividends.

During the second quarter of 2001, the Company made a strategic decision to invest in an offering of preferred stock of Lenders Services Acquisition Corporation (“LSAC”). LSAC is a newly organized Delaware corporation that was formed for the purpose of acquiring all of the outstanding stock of Diversified Capital Holdings, Inc. (“Diversified”). Diversified is a California based insurance holding company whose principal subsidiaries are Northern Counties Title Insurance Company and South Coast Title Company. Through its subsidiaries, Diversified provides real estate title insurance agency and underwriting services, trustee sale guarantees and services related to tax deferred real property exchanges. The closing of the private placement is expected to occur before September 30, 2001. The Company is proposing to invest up to $2.0 million.

Consolidated net income for the three months ended June 30, 2001 was $2.3 million or $.18 per share diluted based upon average shares outstanding of 12,607,815. This compares with net income of $2.0 million or $.16 per share fully diluted based upon the average shares outstanding of 12,542,383 for the same period in 2000. Consolidated net income for the six months ended June 30, 2001, was $4.4 million or $.35 per share diluted based upon average shares outstanding of 12,635,652. This compares with net income of $3.8 million or $.30 per share fully diluted based upon the average shares outstanding of 12,563,812 for the same period in 2000.

Total gross loans at June 30, 2001 were $830.4 million, which represented an increase of $6.7 million or 0.8% from December 31, 2000. Since June 30, 2000, total gross loans have increased $65.5 million or 8.56%. During the recent period, the Company undertook a systematic review of its loan portfolio, resulting in several reclassifications to conform to regulatory “call report” categories. The loan balances for prior periods have not been reclassified.

The Company’s Internet “home page” on the World Wide Web is: http://www.vibcorp.com. VIB has a home page, located at: http://www.vibank.com.

NET INTEREST INCOME

Average interest earning assets totaled $995.0 million during the six months ended June 30, 2001, an increase of $57.4 million or 6.2% compared to the same period last year. This growth was highlighted by an increase in average total loans of $80.7 million or 11.0% to $815.6 million. Growth in average total loans was somewhat offset by a decrease in average securities from $202.7 million for the six months ended June 30, 2000 to $179.4 million for the same period in 2001 representing a decrease of $23.3 million, or 11.5%. Average interest bearing liabilities in the first six months of 2001 increased $22.3 million or 2.8% to average $816.9 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $61.4 million or 9.6% to $700.6 million. Average borrowed funds decreased $39.1 million or 25.2% to $116.3 million during the same time frame.

Interest income for the six-month period ending June 30, 2001 was $43.7 million, an increase of $2.0 million or 4.8% compared to the first six months in 2000. The increase in interest income was primarily the result of loan volume increases previously discussed. The yield on interest earning assets decreased 9 basis points to 8.86% for the six-month period ended June 30, 2001 from 8.95% for the comparative period last year. Although a declining interest rate environment characterized the first six months of 2001, the decreased yield would have been lower if not for the relatively larger growth in the loan portfolio which carries a higher yield than other investments.

Interest expense increased $.5 million or 2.7% during the six months ended June 30, 2001 as compared to the same period last year. The increase in interest expense was principally the result of volume increases in interest-bearing deposits partially offset by a decrease in the volume of borrowed funds. The cost of interest bearing funds increased 1 basis point from 4.85% for the six-months ended June 30, 2000 to 4.86% for the six months ended June 30, 2001. This increase in a declining rate environment is partially due to interest expense incurred on notes issued to VIBC Capital Trust I discussed previously.

Net interest income was $24.0 million for the six months ending June 30, 2001, representing an increase of $1.5 million or 6.6% from the same period ended June 30, 2000. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities, decreased to 4.00% for the period ending June 30, 2001, compared to 4.09% for the same period in 2000. Net interest income as a percentage of average interest earning assets, or the net interest margin, increased to 4.87% for the period ending June 30, 2001, compared to 4.83% for the period ending June 30, 2000. The decrease in net interest spread was due primarily to the faster repricing of the Company’s earning assets as compared to interest bearing liabilities in a period of declining interest rates. The increase in net interest margin was partially due to the collection of $469,0000 in interest on loans previously on a non-accrual basis. This collection of interest represented 10 basis points of net interest margin.

For the quarter ended June 30, 2001, net interest income was $12.2 million, which was an increase of $1.0 million, or 8.8%, from the same period in 2000. The net interest spread increased 16 basis points to 4.16% for the three months ended June 30, 2001 from 4.00% for the three months ended June 30, 2000. Similarly, the net interest margin also increased from 4.75% for the quarter ended June 30, 2000 to 5.01% for the same period in 2001. The increase in net interest spread and net interest margin are mostly attributable to the collection of interest on loans previously classified as non-accrual as previously discussed.

The year 2000 was characterized by a rising rate environment. Interest rates began a steady decline during the first six months of 2001. The yield on earning assets for the year 2000 was 9.10% as compared to 8.95% for the six months ended June 30, 2000 and was 8.86% for the six months ended June 30, 2001. The cost of interest bearing liabilities for the year 2000 was 5.11% as compared to 4.85% for the six months ended June 30, 2000 and was 4.86% for the six months ended June 30, 2001.

During the three months ended June 30, 2001, yield on earning assets decreased 28 basis points to 8.71% as compared to 8.99% for the three months ended June 30, 2000. The cost of interest bearing liabilities for the quarter ended June 30, 2001, also decreased 44 basis points to 4.55% from 4.99% for the quarter ended June 30, 2000.

PROVISION FOR CREDIT LOSSES

The allowance for credit losses at June 30, 2001 was $9.5 million, compared to $7.6 million at June 30, 2000, an increase of $1.9 million or 25.3%. As a percent of total loans, the allowance was 1.14% at June 30, 2001, compared to .99% at June 30, 2000 and 1.01% at December 31, 2000. Due to the California energy issue, and its possible effect on the Company’s loan portfolio, an additional allocation was added to the allowance in the first quarter of 2001. During the second quarter, as the Company gathered more information regarding the possible effect of the California energy issue on its loan customers, the Company removed this allocation. In the future the Company may again add to the allowance due to the risk of energy-related defaults but at the current time it has not perceived an increased level of risk due to this specific issue.

The provision for credit losses was $1,500,000 for the first six months of 2001, compared with $1,550,000 provided for the six months ended June 30, 2000, a decrease of 3.2%. The provision was $750,000 for the second quarter of 2001 compared to $700,000 for the second quarter of 2000, an increase of $50,000 or 7.1%.

Total non-performing loans as of June 30, 2001 were $5.8 million as compared to $3.8 million at June 30, 2000 and $12.4 million at December 31, 2000. Non-performing loans decreased $6.6 million during the six months ended June, 2001. The increase from June 30, 2000 to December 31, 2000 is primarily attributed to two unrelated loans moving into non-accrual status. One of the loans was transferred to Other Real Estate Owned during the first quarter of 2001 and partially sold. The remaining loan was assumed by a new borrower with added capital as collateral during the second quarter. By continuing to build the loan loss reserve, combined with the resolution of the two problem loans, the Company anticipates continued improvement in its coverage and reserve ratios.

Net charge-offs were $304,000 for the six months ended June 30, 2001. This represents a decrease of $18,000 when compared to $322,000 in net charge offs for the same period in 2000. During the second quarter ending June 30, 2001, $60,000 was recorded in net charge-offs compared to $200,000 net charge-offs in the second quarter of 2000.

VIB (previously the Banking Subsidiaries) has an established standard process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of the loan portfolio, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by individual loans with general allocations assigned to the various loan categories. Loans classified by internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

Management of the Company believes the allowance at June 30, 2001, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income amounted to $6.1 million for the six months ended June 30, 2001 representing an increase of $1.6 million or 35.7% compared with the same period in the prior year. The primary reason for the increase in non-interest income was $1.5 million in gains on the sale of investment securities. Another significant item was an increase of $142,000 in service charges and fee income, which was primarily attributable to increases in loan funding fees charged to 3rd parties and ATM charges.

Non-interest income for the quarter ended June 30, 2001 increased $626,000 to $3.1 million from $2.5 million for the same period in 2000. This increase is largely due to security sales totaling $641,000 in the second quarter of 2001.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 2001 was $21.8 million, an increase of $2.0 million or 9.9% as compared to the same period in 2000. During the first quarter, the Company incurred approximately $435,000 in non-recurring restructuring costs associated with the planned consolidation of its three subsidiary banks.

Salary expense during the six months ended June 30, 2001 was $8.2 million, an increase of $661,000 or 8.8% over the comparable period in 2000. The growth in salary expense is attributable to $200,000 in severance related to the restructuring charges discussed above and normal annual merit increases. Employee benefits expense was $2.8 million for the period ending June 30, 2001, an increase of $227,000 or 8.8% from the same period in the prior year. This increase is mostly due to a one time supplemental executive retirement plan accrual for $237,000, a $112,000 increase in workmen's compensation insurance and an increase in payroll taxes of $84,000 partially offset by the company’s planned reduction in contribution to the Employee Stock Ownership Plan of $208,000.

Occupancy expense was $1,740,000 for the six-month period ended June 30, 2001, an increase of $238,000 or 15.9% as compared to the first six months in 2000. Furniture and equipment expense was $1,757,000 for the six-month period ended June, 2001, an increase of $248,000 or 16.4% from the same period in 2000. These increases were primarily the result of the Company’s expansion of its geographic market area through the addition of full service branches in Fresno, Selma and Visalia, California and Las Vegas, Nevada along with increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $7.3 million during the six-month period ended June 30, 2001, an increase of $597,000 or 8.8% from the same period in the prior year. The increase was largely attributable to increases in legal and other professional fees.

For the three months ended June 30, 2001, non-interest expense was $11.0 million. This was an increase of $919,000 or 9.1% for the same period in 2000. This was due mainly to increases in salaries and employee benefits of $475,000, other professional fees of $142,000, and occupancy and equipment increases of $246,000.

INCOME TAXES

Income tax expense for the six months ending June 30, 2001 was $2,403,000 as compared with $1,834,000 for the same period in 2000. The increase in expense was primarily attributable to a $3.3 million increase in taxable operating income, partially offset by a $2.0 million increase in non-interest expense. The Company’s effective tax rate was 35.3% for the six months ended June 30, 2001 as compared to 32.4% for the same period in the prior year.

Income taxes for the second quarter were $1,291,000, an increase of $329,000 or 34.1% from the second quarter of 2000. The increase in expense was primarily related to a $1,711,000 increase in the Company’s taxable operating income offset by a $919,000 increase in non-interest expense. The Company’s effective tax rate was

35.9% for the three months ended June 30, 2001 as compared to 32.7% for the same period in the prior year.

CAPITAL RESOURCES

Total stockholders’ equity as of June 30, 2001 was $76.2 million, which represented an increase of $5.3 million from December 31, 2000, and $14.3 million from June 30, 2000. The increase since December 31, 2000 included $4.4 million in net income and a $.6 million decrease in the cumulative unrealized loss on securities classified as available for sale. The increase since June 30, 2000 included $9.2 million in net income and a $4.8 million decrease in the cumulative unrealized loss on securities classified as available for sale.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At June 30, 2001 the Tier 1 and total risk based capital ratios were 9.69% and 11.60%, respectively, compared to 8.54% and 9.48%, respectively, at June 30, 2000. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 7.85% at June 30, 2001, compared to 6.78% at June 30, 2000. The Company’s leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company’s capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company’s consolidated liquidity position remained adequate to meet future contingencies. At June 30, 2001, the Company had $63.0 million in net Federal funds purchased and FHLB advances outstanding. This compared to $113.9 million in net Federal funds outstanding at June 30, 2000. Since December 31, 2000, net Federal funds purchased and FHLB advances have decreased $56.0 million. This reduction in borrowed funds is due primarily to the reduction in interest rates since the beginning of 2001, resulting in $59.3 million in securities called from VIB’s (previously the Banking Subsidiaries’) investment portfolio.

The Company’s consolidated liquidity ratio at June 30, 2001 was 13.9%. This represented a decrease from 19.4% at June 30, 2000 and a decrease from 20.0% at December 31, 2000. This decrease has been the result of an increase in loan growth that has exceeded the growth in the deposit base as well as a result of investment maturities, calls and paydowns which have offset the reduction in borrowings as the balance sheet has contracted. While the 13.9% consolidated liquidity ratio is below stated Company policy, adequate sources of liquidity are available for the Company to meet existing and future funding commitments. Steps have been implemented to increase the ratio to accepted policy levels.

VIB’s (previously the Banking Subsidiaries’) Asset/Liability Committee (“ALCO”) functions to manage the maintenance of liquidity and the preservation of net interest income when subjected to fluctuations in market interest rates. The ability to meet existing and future funding commitments is the measure of liquidity. Liquidity is also needed to meet borrowing needs, deposit withdrawals and asset growth. VIB develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

The ALCO manages interest rate risk to minimize the impact of fluctuating interest rates on earnings. Simulation techniques are used that attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, and the shape of the yield curve. The primary method of measuring the sensitivity of earnings of changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings, and money market deposit accounts.

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. VIB closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as “gap”.

Management believes VIB’s current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of VIB’s earning base. ALCO and the Board of Directors reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the net portfolio value (“NPV”) of the Company.

NPV represents the market value of the portfolio equity and is equal to the market value of assets minus the market value of liabilities. VIB’s Board of Directors has adopted interest rate risk policies, which establishes a maximum limit of decrease in the NPV in the event of sudden and sustained increases and decreases in market interest rates. The following tables present the Company’s projected changes in NPV and net interest income for the various rate shock levels as of June 30, 2001:

VIB CORP
Change in Net Portfolio Value
at June 30, 2001

Change In Interest Rates	Net Portfolio	Actual	Percentage
	Value	Change	Change

(Dollars in Thousands)
300 basis point rise	$179,389	$(9,650)	-5.1%

200 basis point rise	185,367	(3,673)	-1.9%

100 basis point rise	192,095	3,056	1.6%

Base Rate Scenario	189,039	—	—

100 basis point decline	179,789	(9,251)	-4.9%

200 basis point decline	164,539	(24,500)	-13.0%

300 basis point decline	146,155	(42,885)	-22.7%

Change in Net Interest Income
at June 30, 2001

Change In Interest Rates	Net Interest	Actual	Percentage
	Income	Change	Change

(Dollars in Thousands)
300 basis point rise	$47,780	$2,482	5.5%

200 basis point rise	47,275	1,977	4.4%

100 basis point rise	46,606	1,308	2.9%

Base Rate Scenario	45,298	—	—

100 basis point decline	43,681	(1,617)	-3.6%

200 basis point decline	41,482	(3,816)	-8.4%

300 basis point decline	39,677	(5,621)	-12.4%

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

The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of Capital Securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company’s expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from VIB to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the Capital Securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital.

VIB (previously the Banking Subsidiaries) does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, VIB (previously the Banking Subsidiaries) is not subject to foreign currency exchange rate risk or commodity price risk.

At June 30, 2001 the Company had adequate liquidity to meet its anticipated funding needs.

In regards to the potential California energy crisis, the Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions such as power and telecommunications. The Company has an established Business Resumption Plan in coordination with its Disaster Recovery Plan which addresses any potential failures due to energy interruptions. The Company has approximately 40% of its market area within the Imperial Irrigation District, which will not be subject to rolling blackouts, and anticipates that any energy shortages in other areas will have a minimal effect on the operations of its branches.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.25% at June 30, 2000 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information in response to this item is included in ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     To the best of the Company’s knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company’s property or business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 25, 2001, the shareholders of the Company held their 2001 Annual Meeting. At the Annual Meeting the following directors were elected to two-year terms:

	Votes For	Votes Withheld

Thomas S. Kelly	9,797,431	305,220

Dennis L. Kern	9,800,948	301,703

Edward McGrew	9,798,393	304,258

Pete J. Penner	9,796,455	306,196

     The following directors’ terms continued after the Annual Meeting and expire in 2002:

R. Stephen Ellison

Richard D. Foss

Ronald A. (Rusty) Pederson

Alice Helen Lowery Westerfield

     The shareholders also voted to readopt Article VII of the Company’s Articles of Incorporation, which provides for fair price protection of shareholders.

     The Annual Meeting was adjourned and reconvened on June 7, 2001. At the reconvened Annual Meeting the shareholders voted to reapprove Article V(b), dealing with the range of directors, and Article VII(h), dealing with the classification of the board of directors. The votes on these three proposals were as follows:

				Broker
	For	Against	Abstain	Non Votes

Article V(b) — Range of Directors	7,793,474	572,072	161,220	2,143,023

Article VII — Fair Price Protection	9,402,880	583,315	116,456	—

Article VIII(h) — Classified Board	7,498,589	870,070	158,107	2,143,023

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     Not Applicable.

     (a)  Current Reports on Form 8-K:

During the quarter ended June 30, 2001 the Company filed the following Current Report on Form 8-K:

Description	Date of Report

Consolidation of Banking Subsidiaries	May 24, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIB CORP

Date: August 3, 2001

	/s/	Dennis L. Kern

Dennis L. Kern, President and Chief Executive Officer

	/s/	Harry G. Gooding, III

Harry G. Gooding, III, Executive Vice President and Chief Financial Officer