Form 10-Q
period 2001-09-30
VIB CORP
filed 2001-10-31
CIK 1051345

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

[X]	Quarterly report pursuant to under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                                to

Commission File Number: 333-43021

VIB Corp

(Exact name of registrant as specified in its charter)

California	33-0780371

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes  [X]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,656,168 shares as of October 26, 2001.

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders’ Equity for the period ended September 30, 2001 have been prepared by VIB Corp (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended September 30, 2001 have been made. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2001 and December 31, 2000
(Unaudited)

	September 30	December 31
	2001	2000

ASSETS
Cash and due from banks	$40,249,566	$51,604,079
Federal funds sold	1,500,000	—

Total cash and cash equivalents	41,749,566	51,604,079
Interest bearing deposits	305,283	1,447,888
Investment Securities: (note B)
Securities available for sale	212,917,195	189,876,563
Securities held to maturity	—	2,440,928

Total investment securities	212,917,195	192,317,491
Federal Home Loan and Federal Reserve Bank stock, at cost	9,703,950	9,185,249
Loans: (note C)
Commercial	83,926,375	139,020,547
Agricultural	51,315,311	70,217,153
Real estate-construction	178,821,874	129,170,418
Real estate-other	502,203,251	453,041,114
Consumer	33,997,597	36,280,567

Total Loans	850,264,408	827,729,799
Net deferred loan fees	(4,550,672)	(4,007,270)
Allowance for credit losses	(9,873,321)	(8,297,814)

Net Loans	835,840,415	815,424,715
Premises and equipment	12,660,268	13,863,823
Other real estate owned	2,651,988	1,359,905
Cash surrender life insurance	21,022,038	19,990,350
Investment in unconsolidated subsidiary	2,000,000	—
Deferred tax asset	5,453,496	6,923,000
Intangible assets	17,471,049	18,435,865
Accrued interest and other assets	12,054,746	12,375,595

TOTAL ASSETS	$1,173,829,994	$1,142,927,960

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2001 and December 31, 2000
(Unaudited)

	September 30	December 31
	2001	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$218,921,040	$211,541,381
Money Market and NOW	202,044,271	208,177,709
Savings	65,452,851	62,657,235
Time deposits under $100,000	200,852,045	220,547,372
Time deposits $100,000 and over	203,999,466	207,314,327

Total Deposits	891,269,673	910,238,024
Fed funds purchased	—	750,000
Federal Home Loan Bank advances	158,350,000	118,200,000
Capital lease obligations	2,972,770	2,954,995
Company-obligated mandatorily redeemable Capital Securities of subsidiary trusts holding solely Subordinated Debentures of the Company	32,400,000	32,400,000
Accrued interest and other liabilities	8,838,118	7,534,152

Total Liabilities	1,093,830,561	1,072,077,171
Stockholders’ Equity:
Preferred shares, no par value; 10,000,000 shares authorized; issued 0 shares in 2001 and 2000	—	—
Common shares, no par value, authorized 25,000,000 in 2001 and 2000, Outstanding: 12,651,491 in 2001 and 12,542,553 in 2000	65,921,547	62,283,298
Undivided Profits	12,790,714	9,173,494
Accumulated other comprehensive income, net of tax of $894,476 in 2001 and $(421,122) in 2000	1,287,172	(606,003)

Total Stockholders’ Equity	79,999,433	70,850,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,173,829,994	$1,142,927,960

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Month		For the Nine Month
	Periods Ended		Periods Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Interest Income:
Interest and Fees on Loans	$18,039,799	$19,524,995	$56,776,312	$55,263,370
Interest on Investment Securities-Taxable	1,840,170	2,330,799	5,415,964	6,882,504
Interest on Investment Securities-Nontaxable	423,198	723,593	1,653,525	2,087,574
Other Interest Income	13,198	17,406	190,076	82,619

Total Interest Income	20,316,365	22,596,793	64,035,877	64,316,067
Interest Expense:
Interest on Money Market and NOW	1,019,600	1,465,213	3,716,924	3,907,946
Interest on Savings Deposits	175,787	276,138	610,325	880,556
Interest on Time Deposits	4,931,592	6,395,576	17,414,182	17,357,963
Interest on Other Borrowings	2,021,757	2,759,641	6,112,729	7,931,552

Total Interest Expense	8,148,736	10,896,568	27,854,160	30,078,017

Net Interest Income	12,167,629	11,700,225	36,181,717	34,238,050
Provision for Credit Losses	750,000	675,000	2,250,000	2,225,000

Net Interest Income after Provision for Credit Losses	11,417,629	11,025,225	33,931,717	32,013,050
Non-interest Income:
Service Charges and Fees	2,063,053	1,619,912	5,397,812	4,813,068
Gain on Sale of Loans and Servicing Fees	160,192	373,651	745,630	996,994
Gain on Sale of Securities	1,539	—	1,474,217	—
Other Income	422,552	303,493	1,112,377	969,542

Total Non-interest Income	2,647,336	2,297,056	8,730,036	6,779,604
Non-interest Expense:
Salaries and Employee Benefits	5,041,007	4,805,096	15,989,998	14,865,760
Occupancy Expenses	930,923	859,277	2,670,540	2,360,687
Furniture and Equipment	965,879	764,838	2,722,398	2,273,489
Other Expenses (note D)	3,739,231	3,468,352	11,082,733	10,215,102

Total Non-Interest Expense	10,677,040	9,897,563	32,465,669	29,715,038

Income Before Income Taxes	3,387,925	3,424,718	10,196,084	9,077,616
Income Taxes	1,151,000	1,161,513	3,554,300	2,995,763

Net Income	$2,236,925	$2,263,205	$6,641,784	$6,081,853
Per Share Data: (note E)
Net Income — Basic	$0.18	$0.18	$0.53	$0.49
Net Income — Diluted	$0.18	$0.18	$0.52	$0.48

     The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity

	Common Shares			Accumulated
				Other
	Number of		Undivided	Comprehensive
	Shares	Amount	Profits	Income	Total

Balance January 1, 2000	11,443,037	$57,449,500	$5,252,469	$(4,456,609)	$58,245,360
Comprehensive Income
Net income			8,620,407		8,620,407
Other comprehensive income
Unrealized gain on securities, net of taxes of $2,681,226				3,850,606	3,850,606

Total Comprehensive income					12,471,013
Cash dividends (fractional shares)			(15,784)		(15,784)
Stock dividend	696,289	4,683,598	(4,683,598)		—
Exercise of stock options	29,318	150,200			150,200

Balance at December 31, 2000	12,168,644	62,283,298	9,173,494	(606,003)	70,850,789
Comprehensive Income
Net income			6,641,784		6,641,784
Other comprehensive income
Unrealized gains on securities, net of taxes of $1,920,025				2,762,963	2,762,963
Less reclassification adjustments for gains included in net income, net of taxes of $604,429				(869,788)	(869,788)

Total Other comprehensive income					1,893,175

Total Comprehensive income					8,534,959
Cash dividends (fractional shares)			(10,693)		(10,693)
Stock dividend	365,761	3,013,871	(3,013,871)		—
Exercise of stock options	117,086	624,378			624,378

Balance at September 30, 2001	12,651,491	$65,921,547	$12,790,714	$1,287,172	$79,999,433

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine-Month
	Periods Ended
	September 30,

	2001	2000

Cash flow from operating activities:
Net income	$6,641,784	$6,081,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,192,526	2,877,805
Deferred income taxes	(279,390)	(802,696)
Provision for credit losses	2,250,000	2,225,000
Originations of loans held for sale	(33,838,124)	(25,599,051)
Proceeds from sale of loans	33,852,399	32,130,639
Net gain on loan sales	(477,858)	(1,066,885)
Loss/(Gain) on sale of other real estate owned	54,574	(73,338)
Net increase in cash surrender value of life insurance	(1,031,688)	(830,115)
Net realized gains in available for sale securities	(1,474,217)	—
Net amortization of premium/discount on available for sale securities	301,409	(81,411)
Net change in accrued interest, other assets, and other liabilities	58,114	(2,130,591)

Net cash provided by operating activities	9,249,529	12,731,210
Cash flow from investing activities:
Purchases of investment securities	(159,995,122)	(12,430,113)
Net cash used for purchase of King’s River State Bank	—	(15,596,765)
Net cash paid for the purchase of life insurance	—	(1,800,000)
Proceeds from sales of other real estate owned	2,317,995	1,472,593
Proceeds from sales of investment securities	51,002,296	—
Proceeds from maturities of investment securities	92,256,000	14,594,275
Loans granted net of repayments	(25,866,769)	(94,591,003)
Premises and equipment expenditures	(1,024,155)	(2,210,869)
Net (increase)/decrease in interest bearing deposits	1,142,605	(561,953)

Net cash (used)/provided by investing activities	(40,167,150)	(111,123,835)
Cash flow from financing activities:
Net increase in demand deposits and savings	4,041,836	16,087,619
Net increase/(decrease) in time deposits	(23,010,188)	55,750,067
Net change in capitalized lease obligations	17,775	24,152
Net change in fed funds purchased	40,150,000	(14,050,000)
Net change in other borrowings	(750,000)	25,600,000
Proceeds from Capital Securities	—	10,000,000
Payments for dividends	(10,693)	(6,868)
Proceeds from exercise of stock options and warrants	624,378	150,201

Net cash (used)/provided by financing activities	21,063,108	93,555,171
Net change in cash and cash equivalents	($9,854,513)	($4,837,454)

Cash and cash equivalents:
Beginning of period	$51,604,079	$45,758,670
End of period	$41,749,566	$40,921,216
Supplemental disclosure of cash flow information:
(in Thousands)
Cash paid for interest expense	$27,705	$29,733
Cash paid (received) for income taxes	$3,342	$1,517

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A) General

     See Note A of Notes to Financial Statements incorporated by reference in the Company’s 2000 Annual Report on Form 10-K for a summary of significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s 2000 Annual Report on Form 10-K, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB Corp include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, Valley Capital Trust, VIBC Capital Trust I and VIBC Services Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period’s classifications.

(B) Investment Securities

The Company’s investment securities portfolio at September 30, 2001 had a net unrealized gain of approximately $ 2,182,000, as compared with a net unrealized loss of approximately $1,027,000 at December 31, 2000, an increase during the nine months beginning January 1, 2001 of $3,209,000. The change for the period is attributable to a declining interest rate environment.

     Investment Securities

	September 30, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ In 000's)	Cost	Gains	Losses	Value

Available-for Sale Securities:
U.S. Treasury Securities	$355	$2	—	$357
U.S. Government and Agency Securities	133,993	1,630	55	135,568
State and Political Subd.	42,895	633	120	43,408
Mortgage-Backed Securities	24,932	232	5	25,159
Other Equity	8,561	166	302	8,425

	$210,736	$2,663	$482	$212,917
Held-to-Maturity Securities:
Mortgage-Backed Securities	$—	$—	$—	$—

	December 31, 2000

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ In 000's)	Cost	Gains	Losses	Value

Available-for Sale Securities:
U.S. Treasury Securities	$1,540	$29	—	$1,569
U.S. Government and Agency Securities	81,411	196	$840	80,767
State and Political Subd.	67,709	906	1,013	67,602
Mortgage-Backed Securities	21,576	95	217	21,454
Other Equity	18,668	118	301	18,485

	$190,904	$1,344	$2,371	$189,877
Held-to-Maturity Securities:
Mortgage-Backed Securities	$2,441	$—	$16	$2,425

     Investment securities carried at approximately $195,712,000 and $166,427,000, at September 30, 2001 and December 31,@nbsp2000, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.

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

     The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At September 30, 2001 and December 31, 2000 the Company was servicing approximately $82,144,000 and $98,368,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

	September 30, 2001	December 31, 2000

($ In 000’s)
Balance at beginning of year	$8,298	$5,696
Additions to the allowance charged to expense	2,250	2,905
Additions due to purchase of Kings River State Bank	—	654
Recoveries on loans charged off	202	158
Loans charged off	877	1,115

Balance at end of period	$9,873	$8,298

A summary of nonperforming loans and assets follows:

	September 30, 2001	December 31, 2000

($ In 000’s)
Non-accrual loans	$14,001	$12,302
Loans 90 days past due and still accruing	228	83

Total nonperforming loans	14,229	12,385
Other Real Estate Owned	2,652	1,360

Total nonperforming assets	$16,881	$13,745
Nonperforming loans to total ending loans	1.67%	1.50%
Nonperforming assets to total loans and Other Real Estate Owned	1.96%	1.66%

(D)  Other Expenses

     Other expenses for the periods indicated are as follows:

($ In 000's)	September 30, 2001	September 30, 2000

Data Processing	$2,184	$2,011
Advertising	426	435
Legal and Professional	2,416	2,023
Regulatory Assessments	124	172
Insurance	90	213
Amortization of Intangibles	965	965
Office Expenses	1,939	1,747
Promotion	1,321	1,190
Other	1,618	1,459

Total Other Expenses	$11,083	$10,215

(E) Earnings Per Share

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 12,631,730 for the three months ended September 30, 2001 and 12,534,970 for the three months ended September 30, 2000; 12,595,750 for the nine months ended September 30, 2001 and 12,531,057 for the nine months ended September 30, 2000.

     Diluted earnings per share for the three and nine-month periods ended September 30, 2001 and 2000, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods as follows: 12,741,965 for the three months ended September 30, 2001 and 12,552,536 for the three months ended September 30, 2000; 12,667,652 for the nine months ended September 30, 2001 and 12,554,460 for the nine months ended September 30, 2000. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

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

The Company formed a wholly-owned business trust subsidiary, Valley Capital Trust (the “Trust”), pursuant to the laws of the State of Delaware, for the specific purpose of (1) investing in the Company’s 9.00 % Junior Subordinate Debentures (the “Debentures”), due February 5, 2029; (2) selling 9.00 % Cumulative Capital Securities (the “Capital Securities”), representing a 97 % beneficial interest in the Debentures owned by the Trust; and (3) issuing beneficial interests in the Debentures owned by the Trust.

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

During 2000 and 2001 the Company did not conduct any business other than through VIB, BOS and KRSB (collectively, the “Banking Subsidiaries”). At year-end, the Company had total consolidated assets of $1,143 million. Neither the Company nor the Banking Subsidiaries earn revenues from sources outside of the United States.

During the first quarter of 2001, the Company’s board of directors made a strategic decision to merge BOS and KRSB into VIB. Effective May 24, 2001, BOS and KRSB were merged into VIB, which continues to operate under its state charter as a member bank. All of the former offices of BOS and KRSB operate as branches of VIB; however, many continue to use the BOS and KRSB names as DBA’s. The consolidation is anticipated to provide significant cost savings and improve operating efficiencies by removing layers of regulatory reporting and operating expenses. The Company expensed approximately $435,000 in restructuring charges related to the consolidation during the first quarter of 2001, $90,000 in the second quarter and $27,000 in the third quarter.

On April 24, 2001, the Board of Directors approved a 3% stock dividend for shareholders of record on May 25, 2001. The dividend was paid on June 15, 2001. All per share figures have been adjusted for this and previous stock dividends.

During the second quarter of 2001, the Company made a strategic decision to invest in an offering of preferred stock of Lenders Services Acquisition Corporation (“LSAC”). LSAC is a newly organized Delaware corporation that was formed for the purpose of acquiring all of the outstanding stock of Diversified Capital Holdings, Inc. (“Diversified”). Diversified is a California based insurance holding company whose principal subsidiaries are Northern Counties Title Insurance Company and South Coast Title Company. Through its subsidiaries, Diversified provides real estate title insurance agency and underwriting services, trustee sale guarantees and services related to tax deferred real property exchanges. The Company invested $2.0 million in the private placement which closed on September 14, 2001.

Due to the reduction in interest rates by the Federal Reserve Bank during the year, the Company had $66.7 million in securities called from the Banking Subsidiaries’ portfolios. These calls changed the structure of the balance sheet and its interest rate risk characteristics. Additionally, security sales were performed to offset restructuring and one-time costs incurred in the first and second quarter as well as to mitigate the interest rate risk incurred by the unexpected shortening of the securities portfolio duration. During July and August, the Company employed two different leveraging strategies, totaling $75 million, to enhance earnings. These strategies, which involved borrowing at a fixed cost and reinvesting at a higher fixed rate, hold limited interest rate risk and provide similar positive earnings in both increasing and decreasing interest rate environments.

Consolidated net income for the three months ended September 30, 2001 was $2.2 million or $.18 per share diluted based upon average shares outstanding of 12,741,965. This compares with net income of $2.3 million or $.18 per share fully diluted based upon the average shares outstanding of 12,552,536 for the same period in 2000. Consolidated net income for the nine months ended September 30, 2001, was $6.6 million or $.52 per share diluted based upon average shares outstanding of 12,667,652. This compares with net income of $6.1 million or $.48 per share fully diluted based upon the average shares outstanding of 12,554,460 for the same period in 2000.

Total gross loans at September 30, 2001 were $845.7 million, which represented an increase of $22.0 million or 2.7% from December 31, 2000. Since September 30, 2000, total gross loans have increased $51.0 million or 6.4%. During the recent periods, the Company undertook a systematic review of its loan portfolio, resulting in several reclassifications to conform to regulatory “call report” categories. The loan balances for prior periods have not been reclassified.

Total deposits at September 30, 2001 were $891.3 million, which represented a decrease of $19.0 million or 2.1% from December 31, 2000. Since September 30, 2000, total deposits have increased $46.1 million or 5.4%.

The Company’s Internet “home page” on the World Wide Web is: http://www.vibcorp.com. VIB has a home page, located at: http://www.vibank.com.

NET INTEREST INCOME

Average interest earning assets totaled $999.3 million during the nine months ended September 30, 2001, an increase of $48.3 million or 5.1% compared to the same period last year. This growth was highlighted by an increase in average total loans of $72.8 million or 9.7% to $821.6 million. Growth in average total loans was somewhat offset by a decrease in average securities from $201.4 million for the nine months ended September 30, 2000 to $172.8 million for the same period in 2001 representing a decrease of $28.6 million, or 14.2%. Average interest bearing liabilities in the first nine months of 2001 increased $12.3 million or 1.5% to average $815.1 million as compared to the same period last year. During this comparative period average interest bearing deposit categories increased $43.0 million or 6.6% to $693.0 million. Average borrowed funds decreased $30.8 million or 20.1% to $122.0 million during the same time frame.

Interest income for the nine-month period ending September 30, 2001 was $64.0 million, a decrease of $.3 million or .4% compared to the first nine months in 2000. The decrease in interest income was primarily the result of a declining interest rate environment on the loan portfolios adjustable rate loans and the reduction in securities offset somewhat by loan volume increases previously discussed. The yield on interest earning assets decreased 46 basis points to 8.57% for the nine-month period ended September 30, 2001 from 9.03% for the comparative period last year. Although a declining interest rate environment characterized the first nine months of 2001, the decreased yield would have been lower if not for the relatively larger growth in the loan portfolio which carries a higher yield than other investments.

Interest expense decreased $2.2 million or 7.4% during the nine months ended September 30, 2001 as compared to the same period last year. The decrease in interest expense was principally the result of volume decreases in borrowed funds and a declining interest rate environment partially offset by an increase in the volume of interest bearing deposits. The cost of interest bearing funds decreased 43 basis points from 5.00% for the nine-months ended September 30, 2000 to 4.57% for the nine months ended September 30, 2001. This decrease is primarily due to the declining interest rate environment in which the Company currently operates along with a deposit mix change that has less reliance on higher costing certificates of deposit.

Net interest income was $36.2 million for the nine months ending September 30, 2001, representing an increase of $1.9 million or 5.7% from the same period ended September 30, 2000. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities, decreased to 4.00% for the period ending September 30, 2001, compared to 4.03% for the same period in 2000. Net interest income as a percentage of average interest earning assets, or the net interest margin, increased to 4.84% for the period ending September 30, 2001, compared to 4.81% for the period ending September 30, 2000. The decrease in net interest spread was due primarily to the faster repricing of the Company’s interest earning assets as compared to interest bearing liabilities in a period of declining interest rates. The increase in net interest margin was partially due to the collection of $469,0000 in interest on loans previously on a non-accrual basis. This collection of interest represented 7 basis points of net interest margin.

For the quarter ended September 30, 2001, net interest income was $12.2 million, which was an increase of $.5 million, or 4.0% from the same period in 2000. The net interest spread increased 15 basis points to 4.09% for the three months ended September 30, 2001 from 3.94% for the three months ended June 30, 2000. Similarly, the net interest margin also increased from 4.76% for the quarter ended September 30, 2000 to 4.85% for the same period in 2001. The increase in net interest spread and net interest margin are mostly attributable to the collection of interest on loans previously classified as non-accrual as previously discussed.

The year 2000 was characterized by a rising rate environment. Interest rates began a steady decline during the first nine months of 2001. The yield on earning assets for the year 2000 was 9.10% as compared to 9.03% for the nine months ended September 30, 2000 and was 8.57% for the nine months ended September 30, 2001. The cost of interest bearing liabilities for the year 2000 was 5.11% as compared to 5.00% for the nine months ended September 30, 2000 and was 4.57% for the nine months ended September 30, 2001.

During the three months ended September 30, 2001, the yield on earning assets decreased 118 basis points to 8.06% as compared to 9.24% for the three months ended September 30, 2000. The cost of interest bearing liabilities for the quarter ended September 30, 2001, also decreased 132 basis points to 3.98% from 5.30% for the quarter ended September 30, 2000.

PROVISION FOR CREDIT LOSSES

The allowance for credit losses at September 30, 2001 was $9.9 million, compared to $7.8 million at September 30, 2000, an increase of $2.1 million or 2.7%. As a percent of total loans, the allowance was 1.17% at September 30, 2001, compared to .98% at September 30, 2000 and 1.01% at December 31, 2000. Due to the California energy issue, and its possible effect on the Company’s loan portfolio, an additional allocation was added to the allowance in the first quarter of 2001. During the second quarter, as the Company gathered more information regarding the possible effect of the California energy issue on its loan customers, the Company removed this allocation. In the future the Company may again add to the allowance due to the risk of energy-related defaults but at the current time it has not perceived an increased level of risk due to this issue. The impact of the September 11th events on the Company’s loan portfolio is currently being assessed with some increased delinquencies noted in the hospitality industry.

The provision for credit losses was $2,250,000 for the first nine months of 2001, compared with $2,225,000 provided for the nine months ended September 30, 2000, an increase of 1.1%. The provision was $750,000 for the third quarter of 2001 compared to $675,000 for the third quarter of 2000, an increase of $75,000 or 11.1%.

Total non-performing loans as of September 30, 2001 were $14.2 million as compared to $4.1 million at September 30, 2000 and $12.4 million at December 31, 2000. Non-performing loans increased $1.8 million during the nine months ended September, 2001. The increase from September 30, 2000 to December 31, 2000 is primarily attributed to two unrelated loans moving into non-accrual status. One of the loans was transferred to Other Real Estate Owned during the first quarter of 2001 and partially sold. The remaining loan was assumed by a new borrower with added capital as collateral during the second quarter. The increase from December 31,2000 to September 30, 2001, after taking into effect the removal of the two unrelated loans discussed previously, was primarily attributed to two related loans on a hotel moving into non-accrual status. These loans are fully secured and in the process of collection, with full recovery, including interest, expected over the next two quarters. By continuing to build the loan loss reserve, combined with the resolution of the these problem loans, the Company anticipates continued improvement in its coverage and reserve ratios.

Net charge-offs were $674,000 for the nine months ended September 30, 2001. This represents a decrease of $132,000 when compared to $806,000 in net charge offs for the same period in 2000. During the third quarter ending September 30, 2001, $371,000 was recorded in net charge-offs compared to $484,000 in the third quarter of 2000.

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

Management of the Company believes the allowance at September 30, 2001, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income amounted to $8.7 million for the nine months ended September 30, 2001 representing an increase of $2.0 million or 28.8% compared with the same period in the prior year. The primary reason for the increase in non-interest income was $1.5 million in gains on the sale of investment securities. Another significant item was an increase of $585,000 in service charges and fee income, which was primarily attributable to increases in loan funding fees charged to 3rd parties, ATM charges and an increase in deposit service charges in the third quarter to bring the Company more in line with its competition.

Non-interest income for the quarter ended September 30, 2001 increased $350,000 to $2.6 million from $2.3 million for the same period in 2000. This increase is primarily due to an increase of $.4 million in service charges and fee income as previously discussed.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended September 30, 2001 was $32.5 million, an increase of $2.8 million or 9.3% as compared to the same period in 2000. During the period ended September 30, 2001, the Company incurred approximately $552,000 in non-recurring restructuring costs associated with the consolidation of its three subsidiary banks.

Salary expense during the nine months ended September 30, 2001 was $12.0 million, an increase of $923,000 or 8.3% over the comparable period in 2000. The growth in salary expense is attributable to $200,000 in severance related to the restructuring charges discussed above and normal annual merit increases. Employee benefits expense was $4.0 million for the nine-month period ending September 30, 2001, an increase of $56,000 or 1.4% from the same period in the prior year. This increase is mostly due to one time supplemental executive retirement plan accruals for $343,000, a $115,000 increase in workers compensation insurance and an increase in payroll taxes of $116,000 partially offset by the Company’s planned reduction in its contribution to the Employee Stock Ownership Plan of $304,000.

Occupancy expense was $2,671,000 for the nine-month period ended September 30, 2001, an increase of $310,000 or 13.1% as compared to the first nine months in 2000. Furniture and equipment expense was $2,722,000 for the nine-month period ended September, 2001, an increase of $449,000 or 19.7% from the same period in 2000. These increases were primarily the result of the Company’s expansion of its geographic market area through the addition of full service branches in Fresno, Selma and Visalia, California and Las Vegas, Nevada along with increased depreciation expense on planned additions to computer hardware and software expenditures.

Other operating expense amounted to $11.1 million during the nine-month period ended September 30, 2001, an increase of $868,000 or 8.5% from the same period in the prior year. The increase was largely attributable to increases in legal and professional fees.

For the three months ended September 30, 2001, non-interest expense was $10.7 million. This was an increase of $779,000 or 7.9% for the same period in 2000. This was due mainly to increases in salaries and employee benefits of $236,000, of which $107,000 related to a one time supplemental executive retirement plan accrual, other professional fees of $142,000, and occupancy and equipment increases of $273,000 related to the Company’s expansion of its geographic area as discussed above.

INCOME TAXES

Income tax expense for the nine months ending September 30, 2001 was $3,554,000 as compared with $2,996,000 for the same period in 2000, an increase of $558,000 or 18.6%. The increase in expense was primarily attributable to a $4.3 million increase in taxable operating income, partially offset by a $2.8 million increase in non-interest expense. The Company’s effective tax rate was 34.9% for the nine months ended September 30, 2001 as compared to 33.0% for the same period in the prior year.

Income taxes for the third quarter were $1,151,000, a decrease of $11,000 or      .9% from the third quarter of 2000. The Company’s effective tax rate was 34.0% for the three months ended September 30, 2001 as compared to 33.9% for the same period in the prior year.

CAPITAL RESOURCES

Total stockholders’ equity as of September 30, 2001 was $80.0 million, which represented an increase of $9.1 million from December 31, 2000, and $14.0 million from September 30, 2000. The increase since December 31, 2000 included $6.6 million in net income and a $1.9 million increase in the cumulative unrealized loss on securities classified as available for sale. The increase since September 30, 2000 included $9.2 million in net income and a $4.2 million increase in the cumulative unrealized loss on securities classified as available for sale.

Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At September 30, 2001 the Tier 1 and total risk based capital ratios were 9.55% and 11.30%, respectively, compared to 8.64% and 10.77%, respectively, at September 30, 2000. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.00% at September 30, 2001, compared to 6.90% at September 30, 2000. The Company’s leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company’s capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Company’s consolidated liquidity position remained adequate to meet future contingencies. At September 30, 2001, the Company had $156.9 million in net Federal funds purchased and FHLB advances outstanding. This compared to $143.9 million in net Federal funds outstanding at September 30, 2000. Since December 31, 2000, net Federal funds purchased and FHLB advances have increased $37.9 million. This increase in borrowed funds is due primarily to the $75 million in leveraging strategies discussed previously and put in place in July and August of 2001.

The Company’s consolidated liquidity ratio at September 30, 2001 was 20.32%. This represented an increase from 19.78% at September 30, 2000 and an increase from 19.97% at December 31, 2000.

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

NPV represents the market value of the portfolio equity and is equal to the market value of assets minus the market value of liabilities. VIB’s Board of Directors has adopted interest rate risk policies, which establishes a maximum limit of decrease in the NPV in the event of sudden and sustained increases and decreases in market interest rates. The following tables present the Company’s projected changes in NPV and net interest income for the various rate shock levels as of September 30, 2001:

VIB CORP
Change in Net Portfolio Value
at September 30, 2001

	Net Portfolio	Actual	Percentage
Change In Interest Rates	Value	Change	Change

(Dollars in Thousands)
300 basis point rise	$170,520	($14,565)	-7.9%
200 basis point rise	179,916	(5,169)	-2.8%
100 basis point rise	189,482	4,398	2.4%
Base Rate Scenario	185,084	—	—
100 basis point decline	172,697	(12,387)	-6.7%
200 basis point decline	157,972	(27,113)	-14.6%
300 basis point decline	141,691	(43,394)	-23.4%

Change in Net Interest Income
at September 30, 2001

	Net Interest	Actual	Percentage
Change In Interest Rates	Income	Change	Change

(Dollars in Thousands)
300 basis point rise	$47,990	($471)	-1.0%
200 basis point rise	48,653	193	0.4%
100 basis point rise	49,081	621	1.3%
Base Rate Scenario	48,460	—	—
100 basis point decline	46,776	(1,684)	-3.5%
200 basis point decline	44,739	(3,721)	-7.7%
300 basis point decline	40,578	(7,882)	-16.3%

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

At September 30, 2001 the Company had adequate liquidity to meet its anticipated funding needs.

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

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.08% at September 30, 2001 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

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

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     The following exhibit is filed as a part of this report:

Regulation S-K
Exhibit No.	Description	Page

3.1	Articles of Incorporation of VIB Corp as amended September 27,2001	25

     (b)  Current Reports on Form 8-K:

During the quarter ended September 30, 2001 the Company filed the following Current Reports on Form 8-K:

Description	Date of Report

Preferred Shares Rights Agreement	August 14, 2001
Lenders Services Acquisition Corp Investment	September 14, 2001

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIB CORP

Date: October 31, 2001

/s/ Dennis L. Kern Dennis L. Kern, President and Chief Executive Officer /s/ Harry G. Gooding, III Harry G. Gooding, III, Executive Vice President and Chief Financial Officer