Form 10-K
period 2001-12-31
VIB CORP
filed 2002-03-20
CIK 1051345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

COMMISSION FILE No.: 333-43021

VIB CORP

Incorporated Under the Laws of the State of California

I.R.S. EMPLOYER IDENTIFICATION NO.: 33-0780371

1498 MAIN STREET
EL CENTRO, CALIFORNIA 92243
TELEPHONE: (760) 337-3200

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, No Par Value Preferred Share Purchase Rights

     Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [X] NO [   ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Aggregate market value of the voting Common Stock held by non-affiliates at March 12, 2002: $148,892,580

     Number of shares of Common Stock outstanding as of March 12, 2002: 13,118,289

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the identified parts of this Form-10-K:

VIB CORP’s 2001 Annual Report to Shareholders — Part II, Item 5.

2002 Annual Meeting Proxy Statement — Part III, Items 10, 11, 12 and 13.

[5666.sl]	Total No. of Pages: 100 Exhibit Index at Page: 88

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

     THE COMPANY

     VIB Corp (the “Company” or the “Registrant”) was incorporated on November 7, 1997, under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank (“VIB”) for the purpose of becoming VIB’s holding company. The holding company reorganization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of VIB’s Common Stock was converted into one share of the Company’s Common Stock and all outstanding shares of VIB’s Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding Warrant to purchase VIB’s Common Stock, issued in connection with VIB’s 1997 Unit Offering, was converted into a Warrant to purchase the Company’s Common Stock. The Warrants remaining unexercised expired on October 29, 1999. (See “THE BANKING SUBSIDIARIES — VIB” and “SUPERVISION AND REGULATION — The Company” herein.)

     On September 15, 1998, the Company entered into an Agreement and Plan of Reorganization with Bank of Stockdale, F.S.B. (“Stockdale”), a federal stock savings bank headquartered in Bakersfield, California, providing for a stock-for-stock merger transaction whereby Stockdale would become the Company’s wholly-owned subsidiary. The transaction was closed on January 28, 1999, and was accounted for as a pooling of interests. The Company issued approximately 2,812,392 shares of its Common Stock (as adjusted for stock dividends) in exchange for all of the issued and outstanding shares of Stockdale’s common stock. (See “THE BANKING SUBSIDIARIES — Stockdale” herein.)

     In February, 1999, the Company raised approximately $22.2 million in net proceeds from the sale of “trust preferred” securities at 9.00%, due February 5, 2029. The Company formed a wholly-owned business trust subsidiary, Valley Capital Trust (the “Trust”), pursuant to the laws of the State of Delaware, to facilitate the transaction. The offering was conducted as a private placement to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act of 1933. The proceeds to the Company are treated as Tier 1 capital by the Company for regulatory purposes. (See “SUPERVISION AND REGULATION — VIB — Risk-Based Capital Guidelines” herein.) The Company used approximately $8.5 million of the proceeds to increase VIB’s regulatory capital and $10.0 million to fund the Kings River State Bank acquisition. The remainder was used for general corporate purposes. The interest paid by the Company is deductible. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The “trust preferred” securities can be called after February 5, 2009.

     On September 7, 1999, the Company entered into an Agreement and Plan of Reorganization with Kings River Bancorp and Kings River State Bank (“Kings River”), a state-chartered bank headquartered in Reedley, California, providing for a cash acquisition of Kings River. The transaction was closed on January 7, 2000, and was accounted for as a purchase. The aggregate purchase price was $21,728,277. (See “THE BANKING SUBSIDIARIES — Kings River” herein.)

     In July, 2000, the Company raised approximately $9.6 million in net proceeds from an offering of “trust preferred” securities at 11.695%, due July 19, 2030, in a private placement conducted as a part of a pooled offering. The Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I (“Trust I”), to facilitate the transaction. The proceeds to the Company are treated as Tier 2 capital for regulatory purposes. The proceeds were used to increase VIB’s capital by $8.5 million, with the balance used for general corporate purposes. The interest will be deductible by the Company. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The “trust preferred” securities can be called after July 19, 2010.

     On December 28, 2000, the Company formed a wholly-owned subsidiary, VIBC Services Company (“VIBC Services”), for the purpose of providing centralized and consolidated support for the Company and its banking subsidiaries. This support would include but is not limited to: management information services, retail bank support, facilities and equipment management and courier service. VIBC Services was initially capitalized with an infusion of $500,000 from the Company. Subsequent to January 31, 2001, VIBC Services has been inactive.

     On May 24, 2001, Stockdale and Kings River merged with and into VIB pursuant to the terms of Plans of Reorganization and Agreements of Merger dated March 21 and March 22, 2001, respectively. All of the former offices of Stockdale and Kings River operate as branches of VIB; however, many continue to use the Stockdale and Kings River names as DBAs. The mergers are anticipated to provide significant cost savings and improve operating efficiencies by removing layers of regulatory reporting and operating expenses.

     On August 14, 2001, pursuant to a Preferred Shares Rights Agreement (the “Rights Agreement”) between the Company and U. S. Stock Transfer Corporation, as Rights Agent, the Company’s Board of Directors declared a dividend of one right (a “Right”) to purchase one-thousandth share of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) for each outstanding share of the Company’s no par value Common Stock. The dividend was paid on August 31, 2001, to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment. However, if an acquiring party accumulates 15% or more of the Company’s voting stock without the Board’s prior approval, each Right enables its holder (other than the acquiring party) to purchase the Preferred interest at 50% of the market price. Further, in the event the Company is acquired in an unwanted merger or business combination, each Right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the Rights may be exchanged for common stock of the Company. The Board may, in its sole discretion, redeem the Rights at any time prior to such acquisitions for $.01 per Right. The Rights will expire on August 14, 2011.

     On September 14, 2001 the Company invested $2,000,000 in the Series A Convertible Preferred Stock of Lenders Services Acquisition Corp., representing an 22.5% interest in the total issuance of the Series A Preferred Stock. Lenders Services Acquisition Corp. is a newly organized Delaware corporation formed for the purpose of acquiring all of the outstanding stock of Diversified Capital Holdings, Inc., a California-based insurance holding company whose principal subsidiaries are Northern Counties Title Insurance Company, a title insurance underwriter, and South Coast Title Company, a title insurance agency. The Series A Preferred Stock was issued by Lenders Services Acquisition Corp. pursuant to a private placement to financial institution holding companies. In addition to the 811,500 shares of the Series A Preferred Stock outstanding, Lenders Services Acquisition Corp. has 109,090 shares of Common Stock outstanding. The Series A Preferred Stock is initially convertible into the Common on a one-for-one basis. On September 14, 2001, Lenders Services Acquisition Corp. also consummated its acquisition of Diversified Capital Holdings, Inc.

     In November, 2001, the Company raised approximately $19.1 million in net proceeds from an offering of floating rate 6% “trust preferred” securities in a private placement conducted as a part of a pooled offering. The proceeds were used to repurchase $19.2 million of the 9% “trust preferred” securities issued in February, 1999, in connection with the Company’s first “trust preferred” offering, with the balance to be used for general corporate purposes. The Company formed a wholly-owned

Delaware business trust subsidiary, Valley Capital Trust II (“Trust II”), to facilitate the transaction. The proceeds to the Company will be treated as Tier 1 capital for regulatory purposes. The 9% “trust preferred” securities issued in 1999 were repurchased at a discount. They will not be retired; however, they will be eliminated for consolidated and regulatory accounting purposes. As “trust preferred” securities, they were treated as Tier 1 capital. The interest will be deductible and paid by the Company. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. These “trust preferred” securities will mature concurrently on December 8, 2031; but can be called after December 8, 2006 or earlier upon the occurrence of certain defined events.

     During 2001 the Company did not conduct any business other than through VIB, Stockdale, Kings River, and VIBC Services and as described above. At year-end, the Company had total consolidated assets of $1,168 million. Upon consummation of the transactions described above, the Company conducts its banking business only through VIB. Neither the Company nor VIB earns revenues from sources outside of the United States.

     The Company’s Internet “home page” on the World Wide Web is: www.vibcorp.com. VIB has a home page, located at: www.vibank.com.

     THE BANKING SUBSIDIARIES

     VIB

     VIB was incorporated under the laws of the State of California on March 28, 1980, and commenced operations as a California state-chartered bank on March 19, 1981. VIB’s deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum legal limits thereof, and VIB is a member of the Federal Reserve System. VIB’s main office is located in the City of El Centro and its phone number is (760) 337-3200. VIB has branch offices in Brawley, Calexico and Holtville, in Imperial County, Blythe, Coachella, Hemet, Indio, La Quinta, Palm Desert, Thousand Palms and Palm Springs in Riverside County, Julian and Tecate, in San Diego County, 3 offices in Bakersfield in Kern County, Reedley, Selma and Fresno, in Fresno County, Hanford in Kings County, Dinuba and Visalia in Tulare County, California, and an office in Las Vegas, Nevada. VIB also operates four loan production offices, located in El Centro, Orange and Rancho Mirage, California and Las Vegas, Nevada. VIB also operated a loan production office in Yuma, Arizona for part of 2001. A strategic decision made earlier in the year to close the office culminated in its closure in the second quarter of 2001. VIB has also made a decision to close its Las Vegas loan production office and branch office after the first quarter of 2002.

     VIB has grown through de novo branching and acquisitions. On December 31, 1992, VIB consummated its first acquisition, acquiring the Coachella branch office through the merger of The First National Bank in Coachella. During 1996 VIB consummated two acquisitions. On June 21, 1996, VIB acquired the Calexico branch office of California Commerce Bank and combined its Calexico branch with and into the acquired facility. On September 12, 1996, VIB acquired four branches, Indio, La Quinta, Palm Desert and Thousand Palms, by the merger of Bank of the Desert, N.A. On February 14, 1997, VIB purchased two branches from Wells Fargo Bank, N.A., Blythe in Riverside County and Tecate in San Diego County. On March 27, 1998 VIB acquired the Palm Springs branch office of Palm Desert National Bank. On January 22, 1999, VIB acquired the Hemet branch office of Fremont Investment and Loan. VIB assumed approximately $111 million in deposits, the lease to the premises and $27,000 in other assets associated with the branch. These acquisitions enhanced VIB’s market share in the Coachella Valley and the City of Calexico and expanded VIB’s geographic market areas.

     VIB offers a full range of commercial banking services, including the origination of commercial, U.S. Small Business Administration (“SBA”), accounts receivable, real estate, construction, home improvement, consumer, and other installment and term loans; checking, savings, time, NOW, super NOW and money-market deposit accounts; travelers’ checks, pre-approved overdraft lines, and safe deposit; and other customary non-deposit banking services. VIB is a “Preferred Lender” of the SBA and, as such, is able to process SBA loans more quickly than other institutions that do not have such status. VIB is an agent for VISA® and MasterCard® credit cards and is a merchant depository for cardholder drafts under both types of credit cards. VIB is also a member of the Federal Home Loan Bank. VIB’s customers include individuals, many of whom are farmers or ranchers, and small-to-medium sized businesses. Although VIB does not presently provide trust services, such services are made available to its customers through correspondent banks. VIB’s branches, the majority of which offer drive-through banking services, also provide 24-hour automated teller machines which are integrated into multi-state ATM networks.

     Stockdale

     Stockdale was a federal stock savings bank, chartered by the Office of Thrift Supervision (the “OTS”) on June 27, 1991. Stockdale was initially incorporated on February 26, 1985, as Stockdale Savings and Loan Association, a California state-chartered savings and loan association, and began operations on that date. Effective June 27, 1991, Stockdale converted to a federal stock savings bank and operated under a federal charter as Bank of Stockdale, F.S.B. Stockdale was a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, which is one of twelve regional banks making up the Federal Home Loan Bank System. On January 28, 1999, Stockdale became a wholly-owned subsidiary of the Company and on May 24, 2001, Stockdale merged with and into VIB. Stockdale’s deposits were insured up to the applicable limits by the Savings Association Insurance Fund of the FDIC. Stockdale’s offices located at 5151 Stockdale Highway, Bakersfield, California 93309, 3990 Gosford Road, Bakersfield, California 93309, 2700 Mount Vernon Avenue, Bakersfield, California 93306, 7111 North Fresno Street, Fresno, California 93720, and 9505 Hillwood Drive, Las Vegas, Nevada 89134 now operate as branches of VIB. A strategic decision has been made to close the Las Vegas branch after the first quarter of 2002.

     Stockdale’s services included those traditionally offered by community banks, such as checking and savings accounts and real estate and home improvement loans. The vast majority of Stockdale’s loans were direct loans made to individuals, professionals, and small and medium sized businesses within Stockdale’s marketing area.

     Stockdale’s principal sources of income were interest received on real estate and other loans, and income derived from the sale of loans. To a lesser extent, Stockdale earned income from investments, from fees received in connection with the servicing of loans and consumer banking activities. Its principal expenses were interest paid on deposits and other borrowings, and administrative and other operating expenses. The sources of funds for lending activities were deposit acquisitions, borrowings, loan sales and repayments. Stockdale’s primary use of funds was the origination of real estate loans and loans to small businesses.

     Stockdale’s results of operations depended upon the local real estate market and the interest rate environment, both of which impacted the demand for loans. Interest rates also impacted the difference between interest earned on loans and investments, and the interest paid on deposits and borrowings. Other significant influences on Stockdale’s operations, and on the operations of thrifts generally, included general economic conditions, the related monetary and fiscal policies of the federal government and the policies of the various regulatory authorities.

     Upon consummation of the merger with and into VIB, VIB assumed Stockdale’s operations.

     Kings River

     Kings River State Bank was incorporated under the laws of the State of California on November 18, 1977, and commenced operations as a California state-chartered bank on April 24, 1978. On January 7, 2000, Kings River became a wholly-owned subsidiary of the Company and on May 24, 2001, Kings River merged with and into VIB. Kings River’s deposit accounts were insured under the Federal Deposit Insurance Act, up to the maximum units thereof. Kings River’s offices located at 1003 “I” Street, Reedley, California 93654, 218 North Douty Street, Hanford, California 93230, 130 East Tulare Street, Dinuba, California 93618, 2025 High Street, Selma, California 93662, and 618 West Main Street, Visalia, California 93291, now operate as branches of VIB.

     Kings River conducted substantially the same business operations as a typical independent commercial bank, including the acceptance of demand, savings and time deposits, and the making of real estate mortgage and construction loans, commercial loans and installment loans (including personal, home improvement, and automobile loans). Additionally, Kings River offered to its customers travelers’ checks, money orders, bank-by-mail, drive-up facilities and 24-hour automated teller machines, plus other customary banking services. Kings River’s deposits were attracted primarily from individuals and small to medium-sized businesses and professional firms located in and around the central San Joaquin Valley area. Kings River was not dependent upon a single customer or group of related customers for a material portion of its deposits. The general areas in which Kings River had directed its lendable assets were: (i) real estate mortgage and construction loans; (ii) commercial loans; and (iii) loans to individuals for household, family and other consumer expenditures (installment loans). Although not a credit card issuing bank, Kings River honored merchant drafts of both MasterCard® and Visa®. Kings River did not operate a trust department or provide trust services.

     Upon consummation of the merger with and into VIB, VIB assumed Kings Rivers’s operations.

     MARKET AREAS

     During 2001 the Company’s primary market areas included the cities and surrounding rural communities in the Imperial, Coachella and southern and central San Joaquin Valleys. Agriculture is the major economic activity within Imperial County, with year-round harvesting. El Centro is Imperial County’s largest city and also serves as the county’s financial center. Agriculture also is the most significant economic activity in the Coachella Valley, although the tourism, retail and service industries are growing.

     The Company expanded the geographic scope of its banking franchise into California’s San Joaquin Valley through the acquisitions of Stockdale in January, 1999 and Kings River in January, 2000. VIB now operates three full-service offices in Bakersfield, in the southern San Joaquin Valley, and six full-service offices in Fresno, Reedley, Hanford, Dinuba, Selma and Visalia, California, all located in the central San Joaquin Valley counties of Kings, Fresno and Tulare.

     Bakersfield is Kern County’s largest city and also serves as the county’s financial center. The economy in Kern County is focused in three sectors - petroleum production, agriculture, and government/institutional. Kern County accounts for one-half of all of the petroleum production in the State of California and is considered the greatest single oil-producing county in the nation. Kern County’s farm production placed it among the top agricultural counties in the United States. The federal, state, county and municipal governments are also important employers in Kern County, with military one of the largest components. Thus far, the county has not been impacted by the reduction of military spending or base closures, with base consolidations having actually increased military employment in the county.

     The central San Joaquin Valley is also agriculturally oriented. Reedley, known as the “World’s Fruit Basket,” and Selma are primarily agricultural communities located in the southeast portion of Fresno County. Fresno County is the leading agricultural county in the nation and is often deemed the “Raisin Capital” of the United States.

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

     VIB also operates branches in eastern San Diego and Riverside counties. The Julian office serves customers in that and neighboring eastern San Diego County mountain communities and the Tecate office serves customers on both sides of the international border. The Blythe office extends VIB’s service area to the Palo Verde Valley, along the Colorado River, in eastern Riverside County. Blythe is the only incorporated city on the eastern side of Riverside County along Interstate 10 and serves as the major service and retail center for eastern Riverside County and the Palo Verde Valley, including communities on the Arizona side of the Colorado River. The Hemet branch serves the San Jacinto Valley, which is approximately 90 miles east of Los Angeles, 35 miles southeast of Riverside and 85 miles northeast of San Diego. VIB is in the process of closing its Las Vegas, Nevada, office.

     EMPLOYEES

     As of December 31, 2001, the Company, primarily through VIB, employed approximately 350 full-time and 81 part-time persons. None of the employees are represented by any union or other collective bargaining agreement and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be excellent.

     COMPETITION

     The banking business in California, generally, and in the service areas served by VIB specifically, is highly competitive with respect to both loans and deposits and is dominated by a few major banks which have many offices operating over wide geographic areas. VIB competes for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in its market areas. Among the advantages which the major banks have over VIB are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in VIB’s service areas offer certain services (such as trust and international banking services) which are not offered directly by VIB and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than VIB.

     Moreover, banks generally, and VIB in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions. The Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDA”) authorized savings and loan associations and credit unions to make certain consumer loans. The Garn-St. Germain Depository Institutions Act of 1982 (the “Garn-St. Germain Act”) and California

legislation further expanded the power of savings and loan associations to make consumer and commercial loans in competition with commercial banks. Further, DIDA and a 1979 amendment to the usury provisions of the California Constitution have resulted in the inflow of lendable funds from out-of-state lenders and in increased competition from previously non-exempt in-state lenders for loans. (See “SUPERVISION AND REGULATION — VIB” herein.)

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

     Further, the recent trend has been for other institutions, such as brokerage firms, credit card companies, and even retail establishments, to offer alternative investment vehicles, such as money market funds, as well as to offer traditional banking services such as check access to money market funds and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also compete with VIB in the acquisition of deposits.

     In order to compete with the other financial institutions in its market areas VIB relies principally upon local promotional activity, personal contacts by its officers, directors, employees and the Company’s shareholders, and specialized services. In conjunction with its business plan to serve the financial needs of local residents and small-to medium-sized businesses, VIB also relies on officer calling programs to existing and prospective customers, focusing its overall marketing efforts towards its local communities. VIB’s promotional activities emphasize the advantages of dealing with an independent institution sensitive to the particular needs of its local communities. For customers whose loan demands exceed VIB’s lending limit, VIB attempts to arrange for such loans on a participation basis with other banks. VIB also assists customers requiring services not offered by it to obtain these services from correspondent banks.

OTHER SIGNIFICANT FACTORS RELATING TO THE COMPANY

     Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. The considerations listed below represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company’s future results of operations or stock price and should be considered carefully.

     Holding Company Structure and Debt Service

     As a bank holding company, substantially all of the Company’s operating assets are owned by VIB. The Company, therefore, relies upon receipt of sufficient funds from VIB, primarily in the form of dividends, to meets its obligations and corporate expenses. The ability of VIB to pay dividends to the Company, however, is limited by statutory and regulatory authority, which may preclude payment of dividends when the Company most needs them. On February 5, 1999, July 26, 2000 and November 28, 2001 the Company issued Debentures which increased its net interest expense by approximately $2.7 million annually. The ability of the Company to meet its interest obligations on the Debentures, therefore, may be impaired should VIB be unable to pay dividends. (See “SUPERVISION AND REGULATION — The Company — Bank Holding Company Liquidity” herein.)

     Additionally, pursuant to an Agreement as to Expenses and Liabilities and two Guarantee Agreements (the “Expense Agreements”) the Company irrevocably and unconditionally guaranteed to each person or entity with which the Trust, Trust I and Trust II become indebted or liable, the full costs of any expenses or liabilities of the three trusts, other than their obligations to pay holders of their Capital Securities and Preferred Securities of the amounts due, pursuant to the terms of the Capital Securities and Preferred Securities. Consequently, third party creditors of the three trusts may proceed directly against the Company under the Expense Agreements regardless of whether they have notice of the Expense Agreements.

     Acquisitions

     The Company’s future results depend, to a significant extent, upon its ability to successfully manage its recent external growth and internal restructuring. There can be no assurance that the Company will be able to adequately and profitably manage its expanded operations. Factors that could adversely affect the Company’s future prospects and financial results include:

     Ability to Manage Growth. Taking into consideration the acquisitions of Stockdale and Kings River, and their subsequent integration into VIB, the Company’s future success is, therefore, dependent, in significant part, upon its ability to properly manage and effectively integrate these new operations. Management has devoted substantial time to the Company’s growth strategy, including the above-referenced acquisitions, and anticipates devoting substantial time to future growth and acquisition opportunities. While the Company has experience in managing external growth, there can be no assurance that the Company will be successful in integrating the recent acquisitions or that they will enhance the Company’s profitability.

     Ability to Achieve Operating Efficiencies. Because the markets in which VIB operates are highly competitive and due to the inherent uncertainties associated with integrating the operations of VIB, Stockdale and Kings River, there can be no assurance that VIB will be able to fully realize the operating efficiencies contemplated by Management. Such efficiencies include, but are not limited to, centralization of operational auditing, accounting, data processing, cash clearing, personnel and executive management functions. Furthermore, should operating efficiencies be realized, there can be no assurance as to the timing of their realization.

     General Business Risks

     The business of VIB is subject to various business risks. The volume of loan originations depends upon demand for loans of the type originated by VIB and the competition in the marketplace for such loans. The level of consumer confidence, fluctuations in real estate values, in prevailing interest rates and in investment returns expected by the financial community could combine to make loans of the type originated by VIB less attractive. Additionally, the Company and VIB may be adversely affected by factors that could: (1) increase the costs to the borrowers of loans originated by VIB; (2) create alternative lending sources for such borrowers; or (3) increase the cost of funds to VIB at rates faster than increases in interest income, thereby narrowing interest rate margins. There can be no assurance, therefore, that there will be sufficient loan demand or interest margins in the future to keep pace with deposit growth experienced. Additionally, governmental interventions through elimination of income tax benefits of home equity loans, increased or the addition of additional regulations could also adversely affect the business in which VIB is engaged. (See “SUPERVISION AND REGULATION — Impact of Monetary Policies” herein.)

     Reserve For Loan Losses

     Historical experience indicates that a portion of VIB’s loans will become delinquent and will require either a partial or total charge-off. Regardless of the underwriting criteria utilized, losses may be experienced by VIB as a result of various factors beyond its control, including changes in market conditions affecting the value of collateral and problems affecting a borrower’s continued creditworthiness. The Company’s determination of the adequacy of its reserve for loan losses is based upon various considerations, including an analysis of risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loss potential, delinquency trends, estimated fair value of underlying collateral, current economic conditions, results of regulatory examinations (which can mandate additional loss reserves), geographic and industry concentrations. Such factors can necessitate a higher provision for loan losses and higher-charge-offs, thus adversely affecting net income. Some of the more significant factors affecting the Company’s reserve for loan losses are:

     Seasonality and Agriculture. VIB’s market areas are heavily dependent upon the success of the seasonal agricultural economies of the Imperial, Coachella and San Joaquin Valleys. This seasonality impacts evaluation of the special risks involved in considering the adequacy of loan loss reserves.

     Concentration of Operations; Recessionary Environments; Decline in Real Estate Values. VIB’s business activities are currently focused in the Imperial, Coachella and San Joaquin Valleys, as well as other inland communities in Southern California. Although VIB has expanded into coastal, north San Diego County and Orange County, California with loan production offices, VIB’s results of operations are dependent on general economic trends in Fresno, Kern, Kings, Imperial, Riverside and Tulare Counties. The concentration of VIB’s operations in these counties exposes it to greater risk than other banks with a wider geographic base in the event of an economic slow-down or recession affecting certain segments of the economy, especially agriculture, or in the event of localized catastrophes, such as earthquakes, fires and floods. Moreover, localized declines in the market values of real estate of the type that secure loans originated by VIB reducing homeowners’ equity and businesses’ equity in its properties could result in: (1) weakening of collateral coverage on loans previously made and (2) diminish the available market for similar loan originations in the future.

     SUPERVISION AND REGULATION

     Introduction

     Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and VIB can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

•	the Board of Governors of the Federal Reserve System, or the FRB;

•	the Federal Deposit Insurance Corporation, or the FDIC; and

•	the California Department of Financial Institutions, or the DFI.

     The system of supervision and regulation applicable to the Company and VIB governs most aspects of their business, including:

•	the scope of permissible business;

•	investments;

•	reserves that must be maintained against deposits;

•	capital levels that must be maintained;

•	the nature and amount of collateral that may be taken to secure loans;

•	the establishment of new branches;

•	mergers and consolidations with other financial institutions; and

•	the payment of dividends.

     The following summarizes the material elements of the regulatory framework that applies to the Company and VIB. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies discussed in this document. Any change in these applicable laws, regulations or regulatory policies may have a material effect on the business of the Company and VIB.

     The Company

     General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA, is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for VIB, to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company, VIB and any banks that the Company may acquire in the future, are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, the Company and VIB are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

     Bank Holding Company Liquidity. The Company is a legal entity, separate and distinct from VIB. The Company has the ability to raise capital on its own behalf or borrow from external sources. The Company may also obtain additional funds from dividends paid by, and fees charged for services provided to, VIB. However, regulatory constraints may restrict or totally preclude the Company from receiving those dividends.

     The Company is entitled to receive dividends, when and as declared by VIB’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of:

•	the bank’s retained earnings; or

•	the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period).

With the prior approval of the DFI, cash dividends may also be paid out of the greater of:

•	the bank’s retained earnings;

•	net income for the bank’s last preceding fiscal year; or

•	net income for the bank’s current fiscal year.

     If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend.

     Since VIB is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

     Transactions With Affiliates. The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of VIB within the meaning of Sections 23A and 23B of the Federal Reserve Act. Under those terms, loans by VIB to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of VIB’s capital, in the case of any one affiliate, and is limited to 20% of the VIB’s capital, in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and VIB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See “SUPERVISION AND REGULATION — VIB — Recent Legislation” herein.)

     Limitations on Business and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB’s approval before:

•	directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

•	acquiring all or substantially all of the assets of another bank; or

•	merging or consolidating with another bank holding company.

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

     In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

•	making or acquiring loans or other extensions of credit for its own account or for the account of others;

•	servicing loans and other extensions of credit;

•	operating a trust company in the manner authorized by federal or state law under certain circumstances;

•	leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

•	providing financial, banking, or economic data processing and data transmission services;

•	owning, controlling, or operating a savings association under certain circumstances;

•	selling money orders, travelers’ checks and U.S. Savings Bonds;

•	providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

•	underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

     Under the recently enacted Gramm-Leach-Bliley Act (discussed below in the section entitled “SUPERVISION AND REGULATION — VIB — Recent Legislation”) qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. VIB has not elected to qualify for these financial activities.

     Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, VIB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property or services from or to VIB other than a loan, discount, deposit or trust service;

•	the customer must obtain or provide some additional credit, property or service from or to the Company or any subsidiaries; or

•	the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

     Capital Adequacy. Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB’s risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below in the section entitled “SUPERVISION AND REGULATION — VIB — Risk-Based Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

     The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     Limitations on Dividend Payments. California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company’s:

•	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•	current assets would be at least equal to current liabilities.

     Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

     VIB

     General. VIB, as a California-chartered bank which is a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FRB. VIB’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of VIB’s business and establish a comprehensive framework governing its operations. California law exempts all banks from usury limitations on interest rates.

     VIB is a member of the Federal Home Loan Bank System. Among other benefits, each Federal Home Loan Bank serves as a reserve or center bank for its members within its assigned region. Each Federal Home Loan Bank makes available to its members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual Federal Home Loan Bank.

     Recent Legislation. From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for:

•	the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions;

•	the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

•	the authorization of various types of new deposit accounts, such as “NOW” accounts, “Money Market Deposit” accounts and “Super NOW” accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

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

     In November, 1999, the Gramm-Leach-Bliley Act, or the GLB Act, became law, significantly changing the regulatory structure and oversight of the financial services industry. Effective March 11, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit a “qualifying” bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the FRB’s prior approval.

     The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were “closely related to banking.” This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies. To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well-capitalized, well-managed and have at least a “satisfactory” Community Reinvestment Act examination rating. “Nonqualifying” bank holding companies are limited to activities that were permissible under the Bank Holding Company Act as of November 11, 1999.

     Also effective on March 11, 2000, the GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. A subsidiary of a national bank may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be “well capitalized,” have at least “satisfactory” general, managerial and Community Reinvestment Act (“CRA”) examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the statutory managerial and debt rating-requirements of national banks.

     The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act removed the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaced it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

     Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

     Risk-Based Capital Guidelines.

     General. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations and also apply to bank holding companies. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank’s risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.

     Qualifying Capital. A bank’s total qualifying capital consists of two types of capital components: “core capital elements,” known as Tier 1 capital, and “supplementary capital elements,” known as Tier 2 capital. The Tier 1 component of a bank’s qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock (including related surplus); and

•	minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank’s total qualifying capital may consist of the following items:

•	a portion of the allowance for loan and lease losses;

•	certain types of perpetual preferred stock and related surplus;

•	certain types of hybrid capital instruments and mandatory convertible debt securities; and

•	a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

     Risk Weighted Assets and Off-Balance Sheet Items. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank’s total risk weighted assets.

     Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the “credit equivalent amount” of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral. This result is added to the bank’s risk weighted assets and comprises the denominator of the risk-based capital ratio.

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

     All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

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

     Other Factors Affecting Minimum Capital Standards. The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark by federal banking agencies is the sum of:

•	100% of assets classified loss;

•	50% of assets classified doubtful;

•	15% of assets classified substandard; and

•	estimated credit losses on other assets over the upcoming twelve months.

     The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution’s management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

     The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank’s regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lessor of:

•	the amount that can be realized within one year of the quarter-end report date; or

•	10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

     The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

     Prompt Corrective Action. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

     The DFI has the power to close a California-chartered bank if its tangible shareholders’ equity falls below the greater of 3% of total assets or $1,000,000.

     Information concerning VIB’s capital adequacy at December 31, 2001 is as follows:

					Amount to
					be "Well
					Capitalized"
			Minimum		Under
			Amount		Prompt
	Actual		for Capital	Minimum	Corrective
			Adequacy	Regulatory	Action
	Amount	Ratio	Purposes	Ratio	Provisions	Ratio

	(Dollars in thousands)
Total Capital (To Risk— Weighted Assets)	$101,606	11.4%	$71,479	8.0%	$89,348	10.0%
Tier 1 Capital (To Risk— Weighted Assets)	92,261	10.3	35,739	4.0	53,609	6.0
Leverage Ratio (Tier 1 Capital To Average Assets)	92,261	8.1	45,599	4.0	56,999	5.0

     Information concerning the Company’s capital adequacy at December 31, 2001 is as follows:

					Amount to
					be "Well
					Capitalized"
			Minimum		Under
			Amount for		Prompt
	Actual		Capital	Minimum	Corrective
			Adequacy	Regulatory	Action
	Amount	Ratio	Purposes	Ratio	Provisions	Ratio

	(Dollars in thousands)
Total Capital (To Risk— Weighted Assets)	$106,957	11.9%	$71,912	8.0%	$89,891	10.0%
Tier 1 Capital (To Risk— Weighted Assets)	91,407	10.2	35,956	4.0	53,934	6.0
Leverage Ratio (Tier 1 Capital To Average Assets)	91,407	8.0	45,784	4.0	57,230	5.0

     A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

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

     Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” “adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

•	Group A — financially sound with only a few minor weaknesses;

•	Group B — demonstrates weaknesses that could result in significant deterioration; and

•	Group C — poses a substantial probability of loss.

The capital ratios used by the FDIC to define “well-capitalized,” “adequately capitalized” and “undercapitalized” are the same as in the prompt corrective action regulations.

     The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

Assessment Rates

	Supervisory Group

Capital Group	Group A	Group B	Group C

Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

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

     Enforcement Powers. In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency. Enforcement actions may include:

•	the appointment of a conservator or receiver for the bank;

•	the issuance of a cease and desist order that can be judicially enforced;

•	the termination of the bank’s deposit insurance;

•	the imposition of civil monetary penalties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements;

•	the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

•	the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

     In addition, California law provides the DFI with certain additional enforcement powers. For example, if it appears to the DFI that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the DFI can order the bank to comply with the law or to cease the unsafe or injurious practices or the DFI can close the bank. The DFI also has the power to suspend or remove the bank’s officers, directors and employees who: (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank; or (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.

     FDIC Receiverships. The FDIC may be appointed conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

•	insolvency;

•	substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

•	an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

•	any willful violation of a cease and desist order which has become final;

•	any concealment of books, papers, records or assets of the institution;

•	the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

•	the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

•	any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

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

     Safety and Soundness Guidelines. The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth; and

•	compensation, fees and benefits.

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

     Consumer Protection Laws and Regulations. The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and implementing regulations. Banks are subject to many federal consumer protection laws and regulations, including:

•	the Community Reinvestment Act, or the CRA;

•	the Truth in Lending Act, or the TILA;

•	the Fair Housing Act, or the FH Act;

•	the Equal Credit Opportunity Act, or the ECOA;

•	the Home Mortgage Disclosure Act, or the HMDA; and

•	the Real Estate Settlement Procedures Act, or the RESPA.

     The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

     The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.”

     The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

•	overt evidence of discrimination;

•	evidence of disparate treatment; and

•	evidence of disparate impact.

This means that if a creditor’s actions have had the effect of discriminating, the creditor may be held liable — even when there is no intent to discriminate.

     The FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

•	declining a loan for the purposes of racial discrimination;

•	making excessively low appraisals of property based on racial considerations;

•	pressuring, discouraging, or denying applications for credit on a prohibited basis;

•	using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

•	imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

•	racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

     The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

     HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

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

     Other Aspects of Banking Law. VIB will also be subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

     Conclusion. As a result of the recent federal and California legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and VIB in particular. There has been a lessening of the historical distinction between the services offered by banks, savings associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

     Future legislation is also likely to impact the Company’s business. However, management of the Company and VIB cannot predict what legislation might be enacted or what regulations might be adopted or the effects thereof.

     Impact of Monetary Policies

     Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned by a bank on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings. These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•	its open-market dealings in United States government securities;

•	adjusting the required level of reserves for financial institutions subject to reserve requirements;

•	placing limitations upon savings and time deposit interest rates; and

•	adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

     The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, depending on the degree to which VIB’s interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing VIB’s net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting VIB’s net income or other operating costs.

     SELECTED STATISTICAL DISCLOSURES

     The following table presents certain ratios for the periods indicated:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

Net Income to Average(1) Shareholders’ Equity	11.96%	13.65%	10.40%	10.54%	11.56%
Net Income to Average Assets	0.82	0.80	0.71	0.91	0.79
Average Net Loans to Average Deposits	92.56	90.74	83.14	79.21	76.16

(1)	Averages used herein, unless indicated otherwise, are based on daily averages.

     Additional statistical disclosures relating to the Company’s business and operations are included in ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2 — DESCRIPTION OF PROPERTY

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

     VIB owns its main office and its branches at 2700 Mount Vernon Avenue, Bakersfield, and in Brawley, Calexico, Coachella, Dinuba, La Quinta and Thousand Palms. VIB owns the building housing its branch office at 1003 “I” Street, Reedley, and leases the property pursuant to a written ground lease which expires on March 31, 2003, but which can be extended for three additional five-year terms.

     VIB leases its remaining branches as well as an operations center at 2415 La Brucherie Road, Imperial, space at 5555 California Avenue, Bakersfield, and 200 Stine Road, Ste 229, Bakersfield, for loan servicing staff and training, respectively, and its loan production offices in El Centro, Orange and Rancho Mirage, California and Las Vegas, Nevada. VIB also leases property located at 1613 12th Street, Reedley, for administrative staff. All of VIB’s leases expire in 2002 or beyond and/or have extension options. VIB plans to extend all leases expiring in 2002 except for the Las Vegas office. VIB has made a strategic decision to close the Las Vegas office early in the second quarter of 2002.

     VIB purchased a parcel of vacant land at 81-710 Highway 111, Indio, with the original intention of constructing a permanent Indio branch office. The purchase price was $310,000. The purchase preceded the acquisition of Bank of the Desert, N.A. VIB sold the property during 2001 at a gain of $70,000 and has exercised an additional 28-month extension option on the branch lease at 81-790 Highway 111, which became effective in February, 2000. VIB has also purchased a parcel of vacant land adjacent to its La Quinta office, at a cost of $23,100, to be used as additional parking for that branch.

     The Company’s aggregate lease expense in 2001 was $1,718,000. During 2000 the Company’s aggregate lease expense was $1,548,000.

     VIB’s premises are deemed to be adequate for its present and anticipated needs and no material capital expenditures are contemplated. In Management’s opinion, the Company and VIB have sufficient insurance to cover their interests in their premises.

ITEM 3 — LEGAL PROCEEDINGS

     To the best of the Company’s knowledge, there are no pending legal proceedings to which the Company or VIB are a party and which may have a materially adverse effect upon the Company’s or VIB’s property, business or results of operations.

     On January 8, 2001, VIB entered into a Written Agreement with the Federal Reserve Bank of San Francisco which imposes a number of conditions and reporting obligations designed to enhance VIB’s compliance with currency and suspicious activity reporting requirements and controls. During 2001 VIB revised its policies and procedures to comply with the agreement.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company’s shareholders during the fourth quarter of 2001.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item regarding the market for the Company’s Common Stock, the number of holders, and the payment of dividends is incorporated by reference from Page 14 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001.

     During 1999, 2000 and 2001 the Company issued 438,392 shares (as adjusted for stock dividends and splits) of its Common Stock without registration under the Securities Act of 1933 upon exercise of stock options pursuant to VIB’s 1989 Stock Option Plan, pursuant to VIB’s 1997 Unit Offering, and pursuant to the exercise of Warrants issued in VIB’s 1997 Unit Offering. The aggregate proceeds were $2,322,946. The issuances of Common Stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(2) thereof.

     For information concerning the Company’s issuance of trust preferred securities through its trust subsidiaries, please refer to Item 1 — DESCRIPTION OF BUSINESS — The Company.

ITEM 6 — SELECTED FINANCIAL DATA

     The following table presents a summary of selected financial information for the five years ended December 31, 2001. This financial information should be read in conjunction with the Financial Statement and Notes thereto, included in “Item 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” herein. See also “Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein.

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

STATEMENTS OF INCOME (000’s)
Total Interest Income	$83,682	$87,899	$63,857	$50,883	$42,261
Total Interest Expense	35,224	41,607	26,226	17,499	15,811

Net Interest Income	48,458	46,292	37,631	33,384	26,450
Provision for Credit Losses	3,000	2,905	2,593	2,581	2,265

Net Interest Income After Provision for Credit Losses	45,458	43,386	35,038	30,803	24,185
Non-Interest Income	11,440	9,062	7,008	7,201	7,224
Non-Interest Expense	42,742	39,663	32,866	29,267	25,407

Income Before Tax Expense and Merger and Related Costs	14,156	12,785	9,180	8,737	6,002
Income Tax Expense	4,677	4,166	2,653	2,938	1,899

Income Before Merger and Related Costs	9,479	8,620	6,527	5,799	4,103
Merger and Related Costs, net of tax	257	—	661	223	—

Net Income	$9,222	$8,620	$5,866	$5,576	$4,103

PER SHARE DATA(1)
Net Income Basic Before Merger and Related Costs	$0.73	$0.67	$0.52	$0.47	$0.39
Net Income Diluted(2) Before Merger and Related Costs	$0.73	$0.67	$0.51	$0.45	$0.38
Net Income Basic	$0.71	$0.67	$0.47	$0.45	$0.39
Net Income Diluted(2)	$0.71	$0.67	$0.46	$0.43	$0.38
Cash Dividends	N/A	N/A	N/A	N/A	N/A
Book Value Per Share(1)(3)	$6.26	$5.49	$4.52	$4.45	$4.00
Number of Shares Used in Income Calculations	13,072,788	12,929,726	12,727,308	12,846,821	11,034,823
STATEMENTS OF FINANCIAL CONDITION
(at End of Period)(000’s)
Total Assets	$1,168,237	$1,142,928	$918,128	$691,467	$574,741
Total Net Loans(4)	828,430	815,425	647,759	494,028	401,714
Allowance for Credit Losses	9,344	8,298	5,696	4,296	3,145
Total Investments	194,471	192,317	162,009	119,798	94,124
Total Deposits	884,930	910,238	701,333	600,103	519,855
Borrowed Funds	159,195	121,905	130,674	31,886	2,842
Trust Preferred Securities	33,361	32,400	22,400	—	—
Shareholders’ Equity	81,637	70,851	58,245	55,602	49,279
OPERATING RATIOS
Total Net Loans to Total Deposits	93.62%	89.58%	92.36%	82.32%	77.27%
Total Equity to Total Assets	6.99	6.20	6.34	8.04	8.57
Average Equity to Average Assets	6.88	6.09	6.79	8.66	6.87
Tier 1 Capital to Risk Weighted Assets(5)	10.18	8.73	10.93	9.27	10.21
Total Capital to Risk Weighted Assets(5)	11.91	10.64	11.94	10.01	10.90
Income Before Merger and Related Costs on Average Equity	12.30	13.65	11.61	11.00	11.56
Income Before Merger and Related Costs on Average Assets	0.85	0.80	0.79	0.95	0.79
Income on Average Equity	11.96	13.65	10.40	10.54	11.56
Income on Average Total Assets	0.82	0.80	0.71	0.91	0.79
Net Interest Margin	4.78	4.79	4.98	6.10	5.72
Total Interest Expense to Total Interest Income	42.09	47.34	41.07	34.39	37.41
Allowance for Credit Losses to Total Loans	1.12	1.01	0.87	0.86	0.78
Dividend Payment Ratio	N/A	N/A	N/A	N/A	N/A

(1)	These figures have been adjusted retroactively to reflect previous stock dividends and the 1997 and 1998 stock splits.

(2)	Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(3)	“Book value per share” is defined as total capital divided by the number of shares outstanding at the end of the period.

(4)	“Total net loans” is defined as total loans net of unearned discount, net of deferred fees and the allowance for credit losses.

(5)	As defined under regulatory guidelines.

N/A — Not Applicable

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion, which incorporates an analysis of financial condition and results of operations, is designed to provide a more comprehensive understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto and the “Selected Financial Data” included elsewhere herein.

     The following table sets forth, for the periods indicated, the increase or decrease of certain items in the Statement of Income as compared to the prior comparable period:

	For the Year Ended December 31,

	2001 Versus 2000		2000 Versus 1999

	Amount of		Amount of
	Increase	Percent of	Increase	Percent of
	(Decrease)	Increase	(Decrease)	Increase
	(000's)	(Decrease)	(000's)	(Decrease)

Total Interest Income	($4,217)	(4.80%)	$24,042	37.65%
Total Interest Expense	(6,384)	(15.34)	15,381	58.65

Net Interest Income	2,167	4.68	8,661	23.02
Provision for Credit Losses	95	3.27	313	12.08

Net Interest Income After Provision for Credit Losses	2,072	4.78	8,348	23.83
Non-Interest Income	2,378	26.24	2,054	29.31
Non-Interest Expense	3,336	8.41	6,136	18.30

Income Before Taxes	1,114	12.92	4,267	50.09
Income Taxes	512	12.29	1,512	56.99

Net Income	$602	6.99	$2,755	46.97

GENERAL

     VIB Corp’s financial performance for the year concluded December 31, 2001 was highlighted with record earnings, the merger of the Bank of Stockdale and Kings River State Bank with and into Valley Independent Bank, and the issuance of $19.7 million in trust preferred securities through Valley Capital Trust II, a wholly-owned business trust subsidiary.

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

     On January 28, 1999, VIB Corp acquired Bank of Stockdale, F.S.B., Bakersfield, California (“Stockdale”). As a result of the merger, the Company acquired total assets of $144.4 million, comprising $9.1 million in cash and due from banks, $23.5 million in securities and investments, $102.4 million in net loans and $9.4 million in other assets. Total liabilities assumed amounted to $134.6 million, of which $128.9 million comprised deposits. The remainder represented other borrowed funds and other liabilities.

     The Stockdale merger was accounted for as a pooling of interests. The Company issued 2,812,392 shares of its Common Stock (adjusted for subsequent stock dividends) in exchange for all 1,212,265 shares of Stockdale’s issued and outstanding common stock.

     Stockdale continued to operate under its federal stock savings bank charter until May 24, 2001 at which time it was merged with and into VIB pursuant to a Plan of Reorganization and Agreement of Merger entered into on March 21, 2001.

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

     In connection with the branch acquisition by Valley Independent Bank it was anticipated that VIB would require additional capitalization. On February 5, 1999, the Company raised approximately $22.2 million in net proceeds from a “trust preferred” securities offering in a private placement. The proceeds were used to increase Valley Independent Bank’s capital by $8.5 million and the balance was used for the acquisition of Kings River State Bank and general corporate purposes. The proceeds to the Company are treated as Tier 1 capital by the Company for regulatory purposes. (See “SUPERVISION AND REGULATION — VIB — Risk-Based Capital Guidelines” herein.) The interest paid by the Company is deductible. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The “trust preferred” securities can be called after February 5, 2009.

     On September 7, 1999, VIB Corp, Kings River State Bank and Kings River Bancorp, headquartered in Reedley, California, entered into an Agreement and Plan of Reorganization pursuant to which Kings River State Bank would become a wholly-owned subsidiary of VIB Corp and would continue to operate under its separate California commercial bank charter. Upon consummation of the merger on January 7, 2000, Kings River Bancorp’s shareholders received approximately $21.7 million in exchange for their stock.

     For the year ended December 31, 1999, Kings River had total assets of $87.2 million, interest and non-interest income of $8.0 million and pretax income of $1.9 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principals Board Opinion No. 16, “Business Combinations.” Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from this transaction totaled $13.6 million and is being amortized over fifteen years on a straight-line basis. The results of Kings River’s operations were included in those reported by the Company beginning January 10, 2000.

     Kings River continued to operate under its California commercial bank charter until May 24, 2001, at which time it was merged with and into VIB pursuant to a Plan of Reorganization and Agreement of Merger entered into on March 22, 2001.

     In July, 2000, the Company raised approximately $9.6 million in net proceeds from an offering of “trust preferred” securities at 11.695%, due July 19, 2030, in a private placement conducted as a part of a pooled offering. The Company formed a wholly-owned New York common law trust subsidiary, VIBC Capital Trust I (“Trust I”), to facilitate the transaction. The proceeds to the Company are treated as Tier 2 capital for regulatory purposes. The proceeds were used to increase VIB’s capital by $8.5 million, with the balance used for general corporate purposes. The interest will be deductible by the Company. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. The “trust preferred” securities can be called after July 19, 2010.

     On December 28, 2000, the Company formed a wholly-owned subsidiary, VIBC Services Company (“VIBC Services”), for the purpose of providing centralized and consolidated support for the Company and its subsidiaries. This support would include but is not limited to, management information services, retail bank support, facilities and equipment management and courier service. VIBC Services was initially capitalized with an infusion of $500,000 from the Company. VIBC Services has been inactive since January 31, 2001.

     On May 24, 2001 Stockdale and Kings River merged with and into VIB pursuant to the terms of Plans of Reorganization and Agreements of Merger dated March 21 and March 22, 2001. All of the former offices of Stockdale and Kings River operate as branches of VIB; however, may continue to use the Stockdale and Kings River names as DBA’s. The merger is anticipated to provide significant cost savings and improve operating efficiencies by removing layers of regulatory reporting and operating expenses.

     On August 14, 2001, pursuant to a Preferred Shares Rights Agreement (the “Rights Agreement”) between the Company and U. S. Stock Transfer Corporation, as Rights Agent, the Company’s Board of Directors declared a dividend of one right (a “Right”) to purchase one-thousandth share of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) for each outstanding share of the Company’s no par value Common Stock. The dividend was paid on August 31, 2001, to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment. However, if an acquiring party accumulates 15% or more of the Company’s voting stock without the Board’s prior approval, each Right enables its holder (other than the acquiring party) to purchase the Preferred interest at 50% of the market price. Further, in the event the Company is acquired in an unwanted merger or business combination, each Right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the Rights may be exchanged for common stock of the Company. The Board may, in its sole discretion, redeem the Rights at any time prior to such acquisitions for $.01 per Right. The Rights will expire on August 14, 2011.

     On September 14, 2001 the Company invested $2,000,000 in the Series A Convertible Preferred Stock of Lenders Services Acquisition Corp. (“LSAC”), representing an 22.5% interest in the total issuance of the Series A Preferred Stock. LSAC is a newly organized Delaware corporation formed for the purpose of acquiring all of the outstanding stock of Diversified Capital Holdings, Inc., a California-based insurance holding company whose principal subsidiaries are Northern Counties Title Insurance Company, a title insurance underwriter, and South Coast Title Company, a title insurance agency. The Company’s decision to invest in LSAC was made to maintain and diversify sources of non-interest income. The Series A Preferred Stock was issued by LSAC pursuant to a private placement to financial institution holding companies. In addition to the 811,500 shares of the Series A Preferred Stock outstanding, LSAC has 109,090 shares of Common Stock outstanding. The Series A Preferred Stock is initially convertible into the Common on a one-for-one basis. On September 14, 2001, LSAC also consummated its acquisition of Diversified Capital Holdings, Inc.

     In November, 2001, the Company raised approximately $19.1 million in net proceeds from an offering of floating rate 6% “trust preferred” securities in a private placement conducted as a part of a pooled offering. The proceeds were used to repurchase $19.2 million of the 9% “trust preferred” securities issued in February, 1999, in connection with the Company’s first “trust preferred” offering, with the balance to be used for general corporate purposes. The Company formed a wholly-owned Delaware business trust subsidiary, Valley Capital Trust II (“Trust II”), to facilitate the transaction. The proceeds to the Company will be treated as Tier 1 capital for regulatory purposes. The 9% “trust preferred” securities issued in 1999 were repurchased at a discount. They will not be retired; however, they will be eliminated for consolidated and regulatory accounting purposes. As “trust preferred” securities, they were treated as Tier 1 capital. The interest will be deductible and paid by the Company. The Company has the right, assuming that no default has occurred, to defer interest payments at any time and for a period of up to twenty consecutive calendar quarters. These “trust preferred” securities will mature concurrently on December 8, 2031; but can be called after December 8, 2006 or earlier upon the occurrence of certain defined events.

     The Board of Directors approved 3% stock dividends for shareholders of record on May 25, 2001 and December 26, 2001. The dividends were paid on June 15, 2001 and January 14, 2002, respectively. Consequently, all per share information has been restated to reflect the effect of the stock dividends.

     Consolidated net income for the year ended December 31, 2001 was $9.2 million or $.71 per share fully diluted based upon average shares outstanding of 13,072,788. This compares with net income of $8.6 million or $.67 per share fully diluted based upon the average shares outstanding of 12,929,726 for the year ended December 31, 2000.

     Increases in net interest income and non-interest income partially offset by increases in non-interest expenses were the primary elements effecting the increased financial performance in 2001. Net income of $8.6 million in 2000 represented an increase of $2.8 million, or 45.9%, from the $5.9 million net income earned in 1999. The Company’s return on average assets ratio was .82% in 2001 compared to .80% and .71% in 2000 and 1999, respectively. The return on average equity ratio in 2001 was 11.96% compared to 13.65% and 10.40%, respectively, in the two previous years.

     Total assets at December 31, 2001 were $1,168.2 million, an increase of $25.3 million, or 2.2%, compared to December 31, 2000. Total deposits decreased $25.3 million, or 2.8%, from December 31, 2000, to $884.9 million at December 31, 2001. During 2001, total loans increased $14.1 million, or 1.7%, to $837.8 million at December 31, 2001. During 2000 total assets increased $224.8 million, or 24.5%, from $918.1 million at year-end 1999. Total deposits increased $208.9 million, or 29.8%, from year-end 1999 to $910.2 million at December 31, 2000. This increase includes the assumption of deposits acquired through the purchase of Kings River State Bank. During 2000, total loans increased $170.3 million, or 26.1%, from December 31, 1999.

     At December 31, 2001, the Company’s Tier 1 and total capital to risk weighted assets ratios increased to 10.18% and 11.91%, respectively, when compared to 8.73% and 10.64%, respectively, at December 31, 2000. At December 31, 1999 the Tier I capital ratio was 10.93% and the total capital ratio was 11.94%. These ratios exceed regulatory requirements.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

     The following table presents the average amounts outstanding for the major categories of the Company’s assets, liabilities and equity accounts, the amount and average rate of interest income earned or interest expense paid for each category of interest-earning asset and interest-bearing liability, and net interest margin for the periods indicated. Tax-exempt interest income from investment securities has not been adjusted to a tax-equivalent basis.

	For the Year Ended December 31,

	2001			2000

	Average	Amount of		Average	Amount of
	Balance	Interest	Average	Balance	Interest	Average
	(000’s)	(000’s)	Rate	(000’s)	(000’s)	Rate

ASSETS
Interest-Earning Assets
Interest-Earning Deposits	$612	$32	5.24%	$1,540	$94	6.10%
Investment Securities	182,774	9,757	5.34	200,482	11,968	5.97
Federal Funds Sold	3,722	163	4.38	121	8	6.61
Net Loans(1)	827,459	73,730	8.91	763,401	75,829	9.93

Total Interest-Earning Assets	1,014,568	83,682	8.25	965,544	87,899	9.10
Non Interest-Earning Assets
Cash and Due from Banks	42,302			44,357
Allowance for Credit Losses	(9,391)			(7,496)
Premises and Equipment	13,231			13,374
Other Assets	59,572			55,478

Total Non Interest-Earning Assets	105,714			105,713

TOTAL ASSETS	$1,120,282			$1,071,257

LIABILITIES AND EQUITY
Interest-Bearing Liabilities
Money Market and Now Accounts	$202,627	4,503	2.22	$178,134	5,618	3.15
Time and Savings Deposits	286,153	12,195	4.26	303,641	14,511	4.78
Time Deposits Over $100,000	195,642	9,928	5.07	172,158	10,259	5.96

Total Interest-Bearing Deposits	684,422	26,626	3.89	653,933	30,388	4.65
Borrowed Funds	140,581	8,598	6.12	159,482	11,219	7.03

Total Interest-Bearing Liabilities	825,003	35,224	4.27	813,415	41,607	5.11

Non Interest-Bearing Liabilities
Demand Deposits	209,596			187,349
Other Liabilities	8,589			7,362

Total Non Interest-Bearing Liabilities	218,185			194,711
Shareholders’ Equity	77,094			63,131

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,120,282			$1,071,257

Net Interest Income		$48,458			$46,292

Net Interest Spread			3.98%			3.99%
Net Interest Income as a Percent of Interest-Earning Assets			4.78%			4.79%

	For the Year Ended December 31,
	1999

	Average	Amount of
	Balance	Interest	Average
	(000's)	(000's)	Rate

ASSETS
Interest-Earning Assets
Interest-Earning Deposits	$775	$40	5.16%
Investment Securities	176,159	9,693	5.50
Federal Funds Sold	9,939	534	5.37
Net Loans(1)	569,471	53,590	9.41

Total Interest-Earning Assets	756,344	63,857	8.44
Non Interest-Earning Assets
Cash and Due from Banks	37,510
Allowance for Credit Losses	(5,169)
Premises and Equipment	12,395
Other Assets	29,142

Total Non Interest-Earning Assets	73,878

TOTAL ASSETS	$830,222

LIABILITIES AND EQUITY
Interest-Bearing Liabilities
Money Market and Now Accounts	$140,425	3,363	2.39
Time and Savings Deposits	267,559	11,011	4.12
Time Deposits Over $100,000	123,974	6,366	5.13

Total Interest-Bearing Deposits	531,958	20,740	3.90
Borrowed Funds	83,950	5,486	6.53

Total Interest-Bearing Liabilities	615,908	26,226	4.26

Non Interest-Bearing Liabilities
Demand Deposits	153,027
Other Liabilities	4,903

Total Non Interest-Bearing Liabilities	157,930
Shareholders’ Equity	56,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$830,222

Net Interest Income		$37,631

Net Interest Spread			4.18%
Net Interest Income as a Percent of Interest-Earning Assets			4.98%

(1)	Yields and amounts include loan fees and late charges of $3,983,160, $3,891,020, and $3,368,923, for the years ended December 31, 2001, 2000 and 1999, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Average interest-earning assets totaled $1,014.6 million in 2001, an increase of $49.0 million, or 5.1%, compared to 2000. This growth was highlighted by an increase in average total loans of $64.1 million, or 8.4%, to $827.5 million as compared to $763.4 million for the previous year. Investment securities decreased by $17.7 million, or 8.8%, from $200.5 million in 2000 to $182.8 million in 2001. In 2000 average interest-earning assets increased $209.2 million, or 27.7%, from the 1999 average of $756.3 million, fueled by a $193.9 million, or 34.1%, growth in average total loans..

     Average interest-bearing liabilities grew $11.6 million, or 1.4%, from $813.4 million for 2000 to $825.0 million for 2001. During 2001 average interest-bearing deposit categories increased $30.5 million, or 4.7%, to $684.4 million. Average borrowed funds decreased $18.9 million, or 11.9%, to

$140.6 million. These changes were the result of efforts, made in late 2000, to reduce VIB’s dependency on borrowed funds. In 2000, average interest-bearing liabilities increased $197.5 million, or 32.1%, from $615.9 million for 1999. Average borrowed funds increased $75.5 million, or 90.0% from $84.0 million for 1999. The changes in 2000 in average deposits and borrowed funds reflect the effects of the merger with Kings River.

     Interest income in 2001 was $83.7 million, a decrease of $4.2 million, or 4.8%, compared to 2000. The decrease in interest income was primarily the result of a decreased rate environment. Although loan volumes increased by over $64 million on average, it was not enough to overcome the result of 11 interest rate reductions by the Federal Reserve. The yield on interest-earning assets decreased 85 basis points to 8.25% in 2001 from 9.10% in 2000. The yield on the loan portfolio, the largest portion of the Company’s interest-earning assets, decreased 102 basis points, from 9.93% in 2000 to 8.91% in 2001.

     Interest expense decreased $6.4 million, or 15.3%, to $35.2 million during 2001. The decrease in interest expense was also primarily the result of a decreased rate environment. The cost of interest-bearing liabilities decreased 84 basis points from 5.11% in 2000 to 4.27% in 2001.

     Net interest income was $48.5 million for 2001, which represented an increase from the prior year of $2.2 million, or 4.7%. The net interest spread percentage, which represents the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased to 3.98% for the year-ending December 31, 2001, compared to 3.99% in 2000. During 2001, a period of historic rate reductions, the Company was able to maintain its spread by working diligently on the repricing of its interest-bearing liabilities as yields on its assets declined. Net interest income as a percentage of average interest-earning assets, or the net interest margin, decreased to 4.78% in 2001 compared to 4.79% in 2000. The Company was able to virtually maintain its net interest spread and net interest margin percentages in spite of the repricing effect of interest-earning assets and interest-bearing liabilities in a lower rate environment due to the greater proportionate growth in the higher yielding interest-earning asset categories, and a lower cost mix of interest-bearing liabilities.

     Net interest income, which amounted to $46.3 million in 2000, represented an increase of $8.7 million, or 23.0%, compared to 1999. Interest income was $87.9 million, an increase of $24.0 million, or 37.6%, compared to 1999. The increase in interest income was the result of volume increases in investment securities and loans partially as a result of the Kings River acquisition and an increased rate environment. The yield on interest-earning assets increased 66 basis points to 9.10% in 2000 from 8.44% in 1999. Interest expense increased $15.4 million, or 58.6%, to $41.6 million during 2000. The increase in interest expense was primarily the result of volume increases in all interest-bearing categories partially due to the acquisition of Kings River with a proportionally greater increase in higher costing certificates of deposit and borrowed funds as well as the addition of the trust preferred debt in the third quarter. The increase was partially caused by a higher rate environment and the addition of interest expense from Kings River. The cost of total interest-bearing liabilities increased 85 basis points from 4.26% in 1999 to 5.11% in 2000. Net interest income, as a percent of average interest-earning assets, fell from 4.98% in 1999 to 4.79% in 2000. The decrease in net interest margin was primarily attributable to a shift to higher cost liabilities.

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

	Year Ended December 31, 2001			Year Ended December 31, 2000
	over			over
	Year Ended December 31, 2000			Year Ended December 31, 1999
	Increase/Decrease Due			Increase/Decrease Due
	To Change in (000's)			To Change in (000's)

			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

Interest-Earning Assets
Interest-Earning Deposits	$(57)	$(5)	$(62)	$39	$15	$54
Investment Securities	(1,057)	(1,154)	(2,211)	1,338	937	2,275
Federal Funds Sold	238	(83)	155	(527)	1	(526)
Net Loans(1)(2)	6,363	(8,462)	(2,099)	18,250	3,989	22,239

Total Interest Income	$5,487	$(9,704)	$(4,217)	$19,100	$4,942	$24,042

Interest-Bearing Liabilities
Money Market and NOW	$772	$(1,888)	$(1,115)	$903	$1,352	$2,255
Time and Savings	(836)	(1,480)	(2,316)	1,485	2,015	3,500
Time Deposits Over $100,000	1,399	(1,730)	(331)	2,474	1,419	3,893
Borrowed Funds	(1,330)	(1,291)	(2,621)	4,936	797	5,733

Total Interest Expense	6	(6,389)	(6,383)	9,798	5,583	15,381

Interest Differential or Net Interest Income	$5,481	$(3,315)	$2,166	$9,302	$(641)	$8,661

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and as such have been included in net loans.

(2)	Loan fees and late charges of $3,983,160, $3,891,020 and $3,368,923 for the years ended December 31,2001, 2000 and 1999, respectively, have been included in the interest income computation.

LOANS

     Total loans averaged $827.5 million in 2001, an increase of $64.1 million, or 8.4%, compared to 2000. The average loan growth is reflective of an overall strong lending economic environment. At December 31, 2001 total loans were $837.8 million, representing an increase of $14.1 million, or 1.7%, over December 31, 2000. The yield on the total portfolio decreased 102 basis points to 8.91% in 2001, from 9.93% in 2000. This decrease in yield was the result of repricing of variable-rate loans and the addition of new volume in an overall lower interest rate environment.

     In 2000 total loans averaged $763.4 million, which represented an increase of $193.9 million, or 34.1%, compared to 1999. At December 31, 2000, total loans were $823.7 million, which represented an increase of $170.3 million, or 26.1%, over December 31, 1999. The yield on the total portfolio increased 52 basis points to 9.93% in 2000 from 9.41% in 1999. This increase was the result of repricing of variable-rate loans in an overall higher interest rate environment.

     The Company’s loan portfolio represents the diversification of the markets served. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company’s market areas. As a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

     The following table sets forth the amount of the Company’s total outstanding loans, net of participations sold, in each category. The retained portions of SBA loans, as well as the guaranteed portion of such loans held for sale, are included primarily within the commercial and real estate construction loan totals. During the year 2001, the Company undertook a systematic review of its loan portfolio, resulting in several reclassifications to conform to regulatory “call report” categories. The loan balances for prior periods have not been reclassified.

	December 31,

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent
	(000's)	of Total	(000's)	of Total	(000's)	of Total

Commercial and Agricultural	$138,032	16.4%	$209,238	25.3%	$180,129	27.4%
Real Estate — Construction	164,862	19.6	129,170	15.6	89,168	13.3
Real Estate — Other	506,506	60.1	453,041	54.7	344,379	52.4
Installment	32,521	3.9	36,281	4.4	43,083	6.6

Total Loans	$841,921	100.0%	$827,730	100.0%	$656,759	100.00%

	December 31,

	1998		1997

	Amount	Percent	Amount	Percent
	(000's)	of Total	(000's)	of Total

Commercial and Agricultural	$116,634	23.2%	$102,150	25.1%
Real Estate — Construction	61,680	12.3	43,674	10.8
Real Estate — Other	276,809	55.2	220,174	54.1
Installment	46,719	9.3	40,653	10.0

Total Loans	$501,482	100.00%	$406,651	100.0%

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

     The following table provides information with respect to components of the Company’s non-performing loans. The Company had $6.1 million and $4.2 million in restructured loans outstanding as of December 31, 2001 and 2000, respectively. There were $3.9 million in restructured loans outstanding at December 31, 1999.

	December 31,

	2001	2000	1999	1998	1997
	(000's)	(000's)	(000's)	(000's)	(000's)

Non-Accrual Loans	$14,095	$12,302	$6,185	$4,315	$5,194
Loans Past Due 90 Days or More
But Not on Non-Accrual Basis	-0-	83	16	567	525
Restructured Loans	6,072	3,327	2,779	4,819	4,371

Total	$20,167	$15,712	$8,980	$9,701	$10,090

     During the third quarter of 2001, a large hotel loan representing approximately $9.4 million, was placed on non-accrual status. Recovery, including interest, is in process for the fully secured loan and it is expected to be brought current by the end of the first quarter of 2002.

     The following table sets forth the gross interest income that would have been recorded for the period indicated if the non-accrual loans had been current in accordance with their terms and the amount of interest income recognized on these loans:

Year Ended December 31, 2001

Interest Income — Original Terms	$732,398
Interest Income — Recorded	169,032

Forgiven Interest Income	$563,366

     Properties taken in foreclosure, or other real estate owned, constitute another category of non-performing assets. Other real estate owned, consisting of 15 properties at year end December 31, 2001, increased from $1,359,905 at December 31, 2000 to $3,138,697 at December 31, 2001. The properties’ combined appraised value is approximately $5,285,000 and the Company is actively marketing them for sale.

     In addition to the nonperforming and restructured loans discussed previously, the Company has identified approximately $40 million in loans that have a higher than normal risk of loss. These loans have been placed on an internal “watch list” for special attention and are closely monitored for any changes in risk or deterioration of repayment ability. As of December 31, 2001, approximately $8.5 million were commercial loans, and approximately $31.5 million were real estate loans. Some of these loans are in various stages of collection; however, no assurance can be given that the loans will be successfully collected or that adequate loan loss reserves have been established for these loans.

INVESTMENTS

     Total investments averaged $182.8 million in 2001, representing a decrease of $17.7 million from 2000. At December 31, 2001, the investment portfolio amounted to $194.5 million, an increase of $2.2 million compared to December 31, 2000. At December 31, 2001, the yield of the available-for- sale portfolio on a tax-equivalent basis decreased 161 basis points to 5.85%. This decrease was the result of the recomposition of the portfolio due to the overall lower interest rate environment and leveraging strategies employed to enhance earnings.

     The main investment strategy for 2001 was to utilize proceeds from prepayments and maturing securities to fund loan demand and provide liquidity. The portfolio maintains securities whose characteristics provide additional liquidity to fund future loan growth. Additionally, portions of the investment portfolio were allocated to community development investing in the service area of Valley Independent Bank. Another strategy used during 2001 was to borrow funds at a fixed cost and reinvest those funds in investment securities at a higher yield. This strategy holds limited interest rate risk and can provide similar positive earnings in both increasing and decreasing rate environments.

     U.S. Government and federal agencies averaged $102.3 million during 2001, a decrease of $14.0 million, or 12.0%. This decrease reflected the strategy to provide liquidity for anticipated loan growth. The yield on the portfolio decreased 40 basis points to 5.84% at December 31, 2001, compared to 6.24% at December 31, 2000.

     State and municipal securities decreased on average $15.7 million to $52.2 million. The tax-equivalent yield on this portfolio decreased 296 basis points to 6.44% at December 31, 2001, compared with 9.40% at December 31, 2000.

     Federal funds sold averaged $3.7 million in 2001, an increase of $3.6 million, or 2,976.0%, compared to 2000. At December 31, 2001, there was $1.5 million in Federal funds sold outstandings. These funds represent excess funds temporarily invested. The yield on Federal funds decreased 223 basis points to 4.38% in 2001. The decrease in yield was reflective of the lower overnight investment interest rate environment.

     The investment portfolio averaged $200.5 million during 2000, representing an increase of $24.3 million from 1999. At December 31, 2000, total investments amounted to $192.3 million, an increase of $30.3 million compared to December 31, 1999. The available for sale portfolio yield on a tax-equivalent basis increased 136 basis points in 2000 to 7.46% as a result of the higher interest rate environment during 2000, as well as the recomposition of the portfolio due to the acquisition of Kings River State Bank.

     Securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits. At December 31, 2001 and December 31, 2000, the market value of securities pledged to secure public deposits was approximately $29.6 million and $24.2 million, respectively.

     The following tables summarize the amounts and distribution of the Company’s investment securities held as of the dates indicated, and the weighted tax-equivalent average yield.

	December 31,

	2001			2000

	Amortized	Market	Weighted	Amortized	Market	Weighted
	Cost	Value	Average	Cost	Value	Average
Maturity	(000's)	(000's)	Yield	(000's)	(000's)	Yield

U.S. Treasury & Government Agencies:
Within One Year	$22,523	$22,518	7.13%	$3,034	$3,026	5.95%
One to Five Years	27,459	27,585	4.92	68,707	68,183	5.91
Over Five Years	72,561	72,778	5.80	38,422	38,255	6.84

Total U.S. Treasury & Government Agencies	122,543	122,881	5.84	110,163	109,464	6.24
State and Political Subdivisions:
Within One Year	3,190	3,220	5.46	2,829	2,814	6.81
One to Five Years	5,389	5,481	5.84	15,621	15,474	7.64
Over Five Years	30,892	30,415	6.65	49,259	49,314	10.09

Total State and Political Subdivisions	39,471	39,116	6.44	67,709	67,602	9.40
Total Other Securities	32,164	32,474	5.16	13,032	12,811	7.69

Total Available-for-Sale Securities	$194,178	$194,471	5.85	$190,904	$189,877	7.46

	December 31, 1999

	Amortized	Market	Weighted
	Cost	Value	Average
Maturity	(000's)	(000's)	Yield

U.S. Treasury & Government Agencies:
Within One Year	$597	$607	8.22%
One to Five Years	63,661	61,580	5.76
Over Five Years	38,120	36,693	6.24

Total U.S. Treasury & Government Agencies	102,378	98,880	5.95
State and Political Subdivisions:
Within One Year	340	342	7.78
One to Five Years	17,998	17,522	5.94
Over Five Years	38,661	35,871	6.44

Total State and Political Subdivisions	56,999	53,735	6.29
Total Other Securities	7,269	6,472	6.76

Total Available-for-Sale Securities	$166,646	$159,087	6.10

DEPOSITS

     Total deposits averaged $894.0 million during 2001, an increase of $52.7 million, or 6.3%, compared with 2000. At December 31, 2001 total deposits were $884.9 million, representing a decrease of $25.3 million, or 2.8%, from December 31, 2000. The reduction in outstanding balances is mostly attributable to the Company’s planned pricing strategy to preserve net interest spread and net interest margin and to allow runoff of non-core deposits. The cost of deposits in 2001 was 2.98%, a decrease of 63 basis points from 3.61% in 2000. This decrease is attributable to the lower overall interest rate environment in 2001 and a shift in mix to the lower costing demand deposits.

     During 2001 demand deposits averaged $209.6 million, an increase of $22.3 million, or 11.9%, from the average $187.3 million for 2000. Demand deposits amounted to $239.8 million at year-end 2001, representing an increase of $28.3 million, or 13.4%, compared to the prior year end.

     Money market and NOW accounts averaged $202.6 million in 2001, an increase of $24.5 million, or 13.7%, from 2000. These accounts totaled $205.1 million at year end, a decrease of $3.1 million, or 1.5%, from year end 2000. Regular savings deposits decreased $2.6 million, or 3.9%, from 2000 to average $64.8 million in 2001. At year end these deposits amounted to $63.8 million, an increase of $1.2 million, or 1.8%, compared to the prior year end. Total time deposits averaged $417.0 million in 2001, an increase of $8.6 million, or 2.1%, compared with 2000. At December 31, 2001 these balances totaled $376.2 million, a decrease of $51.6 million, or 12.1%, from the prior year end. The cost of total interest-bearing deposits decreased to 3.89% in 2001 from 4.65% in 2000, or 76 basis points. This decrease in overall cost was primarily the result of a lower interest rate environment.

     In 2000 total deposits averaged $841.3 million, representing an increase of $156.7 million, or 22.8%, compared to 1999. At December 31, 2000 total deposits amounted to $910.2 million, an increase of $208.9 million, or 29.8%, from the prior year end. The cost of deposits was 3.61% in 2000 and represented an increase of 55 basis points from 3.06% in 1999. The cost of total interest-bearing deposits increased to 4.65% in 2000 from 3.90% in 1999, or 75 basis points. This increase in overall cost was primarily the result of a higher interest rate environment and a shift in mix toward higher cost time deposits.

     The following schedules reflect the Company’s deposits, based upon average balances, for the periods indicated:

	For the Year Ended December 31,

	2001			2000

	Average	Percent	Average	Average	Percent	Average
	Balance	of	Rate	Balance	of	Rate
	(000's)	Total	Paid	(000's)	Total	Paid

Demand:
Non-Interest Bearing	$209,596	23.4%	N/A	$187,349	22.3%	N/A
Money Market and NOW	202,627	22.7	2.22%	178,134	21.2	3.15%
Savings:	64,812	7.2	1.16	67,448	8.0	1.68
Time:
Under $100,000	221,341	24.8	5.17	236,193	28.0	5.66
$100,000 or More	195,642	21.9	5.07	172,158	20.5	5.96

Total Deposits	$894,018	100.0%	2.98	$841,282	100.0%	3.61

	For the Year Ended December 31,

	1999

	Average	Percent	Average
	Balance	Of	Rate
	(000's)	Total	Paid

Demand:
Non-Interest Bearing	$153,027	22.3%	N/A
Money Market and NOW	140,425	20.5	2.39%
Savings:	72,658	10.6	2.03
Time:
Under $100,000	194,901	28.5	4.89
$100,000 or More	123,974	18.1	5.13

Total Deposits	$684,985	100.0%	3.06

BORROWED FUNDS

     Borrowed funds, which consist of Federal funds purchased and other forms of borrowing, were utilized primarily for funding loans and investments. During 2001, the Company employed two different leveraging strategies, totaling $75 million, to enhance earnings. These strategies, which involved borrowing at a fixed cost and reinvesting at a higher fixed rate, hold limited interest rate risk and provide similar positive earnings in both increasing and decreasing interest rate environments. As a result of these strategies, there was an increase in the use of borrowed funds at year end.

     In 2001 borrowed funds averaged $140.6 million, a decrease of $18.9 million, or 11.9%, from 2000. At year end there was $192.6 million outstanding in borrowed funds, an increase of $38.3 million from the prior year end. This was the result of the leveraging strategies discussed above occurring in the 3rd and 4th quarters. The cost of borrowed funds decreased 91 basis points to 6.12% in 2001 from 7.03% in 2000. The decrease in cost was reflective of the lower interest rate environment.

     Borrowed funds in 2000 averaged $159.5 million, an increase of $75.5 million, or 90.0%, compared to 1999. At year end 2000 there was $154.3 million outstanding in borrowed funds. This represented an increase of $1.2 million from year end 1999. The cost of borrowed funds increased 50 basis points to 7.03% from 6.53% in 1999. The increase in cost was reflective of the increase in the use of higher cost short term advances, the addition of trust preferred debt in the third quarter, and in part to a higher interest rate environment.

PROVISION FOR CREDIT LOSSES

     The allowance for credit losses at December 31, 2001 was $9.3 million, compared to $8.3 million at December 31, 2000, an increase of $1.0 million, or 12.6%. As a percent of total loans, the allowance was 1.12% at year-end 2001 and 1.01% at year-end 2000. At year-end 1999, the allowance was $5.7 million or .87% of total loans.

     Management believes the allowance at December 31, 2001, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Company’s loan portfolio. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company’s market areas. As a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

     In evaluating the adequacy of the allowance for credit losses the Company considers the special risks involved in agriculture because the agriculturally related loans in the Imperial, Coachella and Central Valleys are dependent upon the success of their agricultural businesses. These risks include fluctuations in commodity prices which do not necessarily match the general rate of inflation; dependence of the agricultural community on the export market and the adverse impact which the dollar’s strength against other currencies has had on such exports; variability of production costs, weather and climatic changes; and the fact that, in any downturn in the economy, agriculture is usually one of the last sectors of the economy to recover. Furthermore, agricultural businesses are extremely sensitive to actions of governmental agencies regarding price supports, subsidies and import or export policies, the impact of which cannot be predicted.

     The Company has a quarterly standardized process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of the loan portfolios, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by individual loans with general allocations assigned to the various loan categories. The Company has an established risk-rating system that identifies and quantifies the risk associated with each loan in the portfolio. Loans classified by the Company’s internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

     The provision for credit losses was $3.0 million in 2001 and $2.9 million in 2000. The provision expense in 1999 was $2.6 million. Net charge-offs were $2.0 million, or .24% of average loans, in 2001 as compared to $1.0 million, or      .13%, in 2000. In 1999 net charge-offs were $1.2 million, or .21% of average loans. Net charge-offs are projected to be $1.1 million in 2002. Based upon the known risks in VIB’s portfolio as well as historical trends, 50% of the projected 2002 net charge-offs are anticipated to be commercial and agricultural, 10% are anticipated to be real estate construction loans, and 40% are anticipated to be installment loans to individuals.

     At December 31, 2001, the Company’s loan portfolio was not subject to any known significant risks except the non-performing loans previously identified. The loan portfolio at December 31, 2001 did not have any outstandings in international loans and, accordingly, did not have any direct risk associated with currency fluctuations in Mexico.

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

	Year Ended December 31,

	2001	2000	1999	1998	1997

Balances (000’s)
Average Loans	$827,459	$763,401	$569,471	$432,834	$362,024
Total Loans at end of Period	837,774	823,723	653,455	498,324	404,986
Allowance for Credit losses (000’s)
Balance — Beginning of Period	$8,298	$5,696	$4,296	$3,145	$3,792
Charge — Offs
Commercial and Agricultural	864	730	377	1,066	1,983
Real Estate — Construction	138	63	444	73	770
Installment	1,176	322	432	476	438

Total Charge — Offs	2,178	1,115	1,253	1,615	3,191
Recoveries:
Commercial and Agricultural	165	99	12	38	63
Real Estate — Construction	9	11	14	2	33
Installment	50	48	35	145	183

Total Recoveries	224	158	61	185	279

Net Charge — Offs	1,954	957	1,192	1,430	2,912
Provision for Credit Losses	3,000	2,905	2,592	2,581	2,265
Reserves Acquired by Acquisition	-0-	654

Balance — End of Period	$9,344	$8,298	$5,696	$4,296	$3,145

Ratios
Net Loans Charged Off to Average Loans	0.24%	0.13%	0.21%	0.33%	0.80%
Net Loans Charged Off to Total Loans at End of Period	0.23	0.12	0.18	0.29	0.72
Allowance for Credit Losses to Average Loans	1.13	1.09	1.00	0.99	0.87
Allowance for Credit Losses to Total Loans at End of Period	1.12	1.01	0.87	0.86	0.78
Net Loans Charged Off to Allowance for Credit Losses	20.91	11.83	20.93	33.29	92.59
Net Loans Charged Off to Provision for Credit Losses	65.13	33.52	45.99	55.40	128.57

NON INTEREST INCOME

     Total non interest income was $11.4 million in 2001, $9.1 million in 2000 and $7.0 million in 1999. Service charges and fees on deposits were $6.7 million in 2001, an increase of $.8 million, or 12.8%, over 2000. In 2000 service charge income rose $1.4 million, representing an increase of 30.3%, from 1999. The increases in service charge income have been due to the internal growth in the number and volume of deposit accounts. The growth in 2000 over 1999 was partially attributed to the additional income provided by Kings River.

     Other income amounted to $765,000 in 2001, an increase of $196,000, or 34.4%, compared to the prior year. The primary reason for the increase was an increase of $137,000 in fees collected from funding mortgage loans. In 2000 other income totaled $569,000, representing an increase of $447,000, or 367.3%, from 1999.

     Dividends on cash surrender value of life insurance was $1.2 million for the year ended December 31, 2001, an increase of $ 41 thousand, or 3.4%, over 2000. In 2000 the dividends were $1.2 million, an increase of $.6 million, or 99.1% from 1999. The increase in dividends is used primarily to fund the Company’s deferred compensation programs.

     Income generated through the sale of small business government guaranteed loans provides an additional source of earnings. In 2001, the gain on sale of these loans and related servicing fees totaled $833,000, a decrease of $516,000, or 38.2%, from 2000. Loan sale gains in 2000 amounted to $1.3 million, a decrease of $371,000, or 21.6%, from 1999.

     For the year ended December 31, 2001, the gain on sale of investment securities was $1.9 million, and there were no securities sold during the year ended December 31, 2000. Investment securities gains were $2,000 in 1999. The gains in 2001 reflect the Company’s strategy to restructure its portfolio in the lower interest rate environment.

NON INTEREST EXPENSE

     During the year ended December 31, 2001 the Company made a concentrated effort to reduce overhead by taking a number of actions to improve efficiencies and provide cost savings. These actions included the dissolution of its mortgage-banking business, consolidation of its three subsidiary banks into one, and simplification of its product line. The full effect of these changes will be reflected in the financial performance of the Company in the year 2002.

     Total non interest expense for the year ended December 31, 2001 was $43.0 million, an increase of $3.3 million, or 8.4%, as compared to 2000. These expenditures amounted to $39.7 million in 2000, representing an increase of $6.1 million, or 18.3%, over 1999. After adjusting for $.4 million in merger and one-time related expenses, non-interest expense for the year ended December 31, 2001 was $42.6 million, an increase of $2.9 million, or 7.3%.

     Salary expense during the year ended December 31, 2001 was $15.8 million, an increase of $1.1 million, or 7.4%, over 2000. The growth in salary expense is attributable to merit increases, paid commissions, increased overtime and temporary personnel, offset by a decrease in bonus expense. In 2000, salary expense was $14.7 million, an increase of $2.7 million, or 22.2%, compared to 1999.

     Employee benefits expense was $5.2 million for the year ended December 31, 2001, an increase of $229,000, or 4.6%, compared to 2000. The increase in benefits was attributable primarily to increases in payroll taxes, workers’ compensation insurance, and one-time accruals in the supplemental employee retirement program of $344,000, offset by decreases in group insurance, education expense and the Company’s funding of the ESOP plan. In 2000, employee benefits expense amounted to $5.0 million, representing an increase of $.5 million, or 11.9%, compared to 1999.

     Occupancy expenses were $3.6 million in 2001, an increase of $.4 million, or 12.2%, compared to 2000. The increase in 2001 was attributable to normal increases in lease expense and the full year effect of the addition of branch offices in Las Vegas, Nevada, and Fresno, Selma and Visalia, California. In 2000, occupancy expense amounted to $3.2 million, representing an increase of $.6 million, or 21.6%, compared to 1999. The increase in 2000 was mostly attributable to the addition of the Kings River locations. Furniture and equipment expense totaled $3.6 million in 2001, an increase of $.4 million, or 14.3%, compared with 2000. In 2000, furniture and equipment expense was $3.1 million, an increase of $.6 million, or 21.3%, compared with 1999. These increases were primarily the result of increased depreciation expense on planned additions to computer hardware and software expenditures.

     Other non interest expenses amounted to $14.7 million during the year ended December 31, 2001, an increase of $1.2 million, or 8.7%, from 2000. Increases in data processing, legal and professional fees, advertising, and general office expenses were the primary causes for the overall increase. Of those increases, $435,000 related to one-time merger and related expenditures. All other non-interest expenses in 2000 were $13.6 million, representing an increase of $1.6 million, or 13.5%, over 1999.

INCOME TAX EXPENSE

     Income tax expense for the year ending December 31, 2001 was $4.7 million as compared with $4.2 million for 2000, an increase of $.5 million, or 12.3%. The increase in tax expense was primarily attributable to an increase in the Company’s effective tax rate from 32.6% for the year ended December 31, 2000 to 33.7% for the year ended December 31, 2001. The effective tax rate increase was primarily the result of a reduction in interest income attributed to nontaxable state and municipal securities, and a general increase in operating income at marginal rates.

     Income tax expense for the year ending December 31, 2000 was $4.2 million as compared with $2.7 million for 1999, an increase of $1.5 million, or 57.0%. The increase in tax expense was primarily attributed to an increase in the Company’s effective tax rate from 31.1% for the year ended December 31, 1999 to 32.5% for the year ended December 31, 2000. The effective tax rate increase was primarily the result of increases in non-deductible intangible asset amortization and a general increase in operating income at marginal rates.

CAPITAL RESOURCES

     Total shareholders’ equity averaged $77.1 million in 2001, an increase of $14.0 million, or 22.1%, compared to 2000. At December 31, 2001 shareholders’ equity amounted to $81.6 million, an increase of $10.8 million, or 15.2%, over the prior year-end. During 2000 shareholders’ equity averaged $63.1 million, an increase of $6.7 million, or 12.0%, compared to 1999. At December 31, 2000, shareholders’ equity totaled $70.9 million, representing an increase of $12.6 million, or 21.6%, compared to year-end 1999. Per common share book value increased to $6.26 at year-end 2001 from $5.49 the prior year end. Book value per common share at year-end 1999 was $4.52.

     Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. At December 31, 2001, the Tier 1 and total risk based capital ratios were 10.18% and 11.91%, respectively, compared to 8.73% and 10.64%, respectively, at December 31, 2000. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of average Tier 1 capital to adjusted average assets was 7.98% at December 31, 2001, compared to 7.01% at year-end 2000. The leverage ratio at December 31, 1999 was 8.87%. The Company’s leverage ratio exceeds the current regulatory minimum of 3.0%. The Company’s capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

LIQUIDITY AND LIABILITY MANAGEMENT

     VIB’s liquidity position remains adequate to meet future contingencies. At December 31, 2001 VIB had $154.7 million in net Federal funds purchased and FHLB advances outstanding. This compared to $119.0 million in net Federal funds outstanding at December 31, 2000. Since December 31, 2000, net Federal funds purchased and FHLB advances have increased $35.7 million. VIB’s liquidity ratio at December 31, 2001 was 21.44%. This ratio represented an increase from 20.88% at December 31, 2000.

     VIB’s Asset/Liability Committee (“ALCO”) functions to oversee the maintenance of liquidity and to preserve net interest income when subjected to fluctuations in market interest rates. The ability to meet existing and future funding commitments is the measure of liquidity. Liquidity is also required to meet borrowing needs, deposit withdrawals and asset growth. VIB develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

     The ALCO manages the interest rate sensitivity or repricing characteristics of VIB’s assets and liabilities. The primary source of earnings for VIB is net interest income, which is subject to movements in interest rates. To minimize the effect of changes in rates, the balance sheet requires structuring in order that the repricing opportunities for both assets and liabilities exist in nearly equivalent amounts and at approximately similar time intervals. Interval differences may exist at times creating interest sensitivity gaps, which represent the difference between interest sensitive assets and interest sensitive liabilities. These gaps are static in nature and do not consider future activity. As such, these gap measurements serve best as an indicator for potential interest rate exposure.

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

     The following table sets forth the relative maturities of the commercial, agricultural and construction loan portfolios and provides a breakout relative to fixed and variable rate loan maturities:

		Over One
		Year
		But Less
	One Year	Than	Over
	or Less	Five Years	Five Years	Total

Loans (000’s)
Commercial and Agricultural	$96,589	$34,554	$6,889	$138,032
Real Estate — Construction	109,829	35,945	19,088	164,862
Real Estate — Other	49,429	174,134	282,943	506,506
Consumer	8,622	19,830	4,069	32,521

Total	$264,469	$264,463	$312,989	$841,921

Loans With Predetermined (Fixed) Interest Rates	$40,148	$120,070	$252,566	$412,784
Loans With Variable (Floating) Interest Rates	224,321	144,393	60,423	429,137

Total	$264,469	$264,463	$312,989	$841,921

     The following schedule sets forth the maturities of time certificates of deposit over $100,000 and their relative mix:

	Balance	Percent
	(000's)	of Total

Less Than Three Months	$80,888	41.9%
Three Months Through Six Months	71,718	37.1
Seven Months Through Twelve Months	31,868	16.5
Over Twelve Months	8,796	4.6

Total	$193,270	100.0%

     VIB does not maintain trading accounts for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, VIB is not subject to foreign currency exchange rate risk or commodity price risk.

     In addition to gap measurement, the ALCO is further responsible for the measurement of interest rate risk, i.e., the risk of loss in value due to changes in interest rates. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio value (“NPV”) and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the balance sheet to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

     VIB’s exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and ALCO. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its assets and liability mix to bring interest rate risk within Board-approved limits.

     VIB utilizes interest rate sensitivity analysis to measure interest rate risk by computing estimated changes in NPV of cash flows from assets and liabilities within a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to three hundred basis points. The Board of Directors has adopted an interest rate risk policy, which establishes a maximum limit of decrease in the NPV in the event of sudden and sustained increases, and decreases in market interest rates.

     The following tables present the Company’s projected changes in NPV and net interest income for the various rate shock levels as of December 31, 2001. Although the majority of the assets and liabilities are at the bank level, the table does include the effect of the Company’s trust preferred obligations.

Change in Net Portfolio Value
at December 31, 2001

	Net Portfolio	Actual	Percentage
Change in Interest Rates	Value (000's)	Change (000's)	Change

300 basis point rise	$151,594	$6,063	4.2%
200 basis point rise	154,841	9,310	6.4
100 basis point rise	154,235	8,704	6.0
Base Rate Scenario	145,531	—	—
100 basis point decline	127,565	(17,966)	(12.3)
200 basis point decline	109,969	(35,562)	(24.4)
300 basis point decline	108,752	(36,779)	(25.3)

Change in Net Interest Income
at December 31, 2001

	Net Interest	Actual	Percentage
Change in Interest Rates	Income (000's)	Change (000's)	Change

300 basis point rise	$48,775	$3,664	8.1%
200 basis point rise	48,165	3,054	6.8
100 basis point rise	46,908	1,797	4.0
Base Rate Scenario	45,111	—	—
100 basis point decline	42,733	(2,378)	(5.3)
200 basis point decline	39,570	(5,541)	(12.3)
300 basis point decline	34,832	(10,279)	(22.8)

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

     The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of “trust preferred” securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company’s expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from VIB to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the “trust preferred” securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital. At December 31, 2001 the Company had adequate liquidity to meet its anticipated funding needs.

INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company’s fixed assets to total assets of 1.1% at December 31, 2000, and 1.2% at December 31, 2000, reduces both the potential for inflated earnings resulting from understated depreciation changes, and the potential for significant understatement of absolute asset values. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by inflative impact on interest rates.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item is included in “Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements are included in this Annual Report on Form 10-K:

     The following table provides selected quarterly financial information for the periods indicated:

	Quarter Ended				For the Year
					Ended
	March 31,	June 30,	September 30,	December 31,	December 31,

2001
Net interest income	$11,791	$12,223	$12,168	$12,276	$48,458
Other income	2,987	3,096	2,647	2,710	11,440
Net income	2,105	2,300	2,237	2,580	9,222
Basic earnings per share	0.16	0.18	0.17	0.20	0.71
Diluted earnings per share	0.16	0.18	0.17	0.20	0.71
2000
Net interest income	$10,457	$10,531	$11,025	$11,374	$43,387
Other income	2,014	2,469	2,297	2,282	9,062
Net income	1,840	1,978	2,263	2,539	8,620
Basic earnings per share	0.14	0.15	0.18	0.20	0.67
Diluted earnings per share	0.14	0.15	0.18	0.20	0.67

     The foregoing selected quarterly data for 2001 is consistent with the quarterly information filed during 2001 on Forms 10-Q, as well as the quarterly information for 2000 filed during 2000 on Forms 10-Q.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
of VIB Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of VIB Corp and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIB Corp and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
January 16, 2002

VIB CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

ASSETS
Cash and Due from Banks	$57,164,524	$51,604,079
Money Market Mutual Funds	1,500,000	—

TOTAL CASH AND CASH EQUIVALENTS	58,664,524	51,604,079
Interest-Bearing Deposits	648,035	1,447,888
Investment Securities:
Securities Available for Sale	194,471,496	189,876,563
Securities Held to Maturity	—	2,440,928

TOTAL INVESTMENT SECURITIES	194,471,496	192,317,491
Federal Home Loan and Federal Reserve Bank Stock, at cost	11,140,250	9,185,249
Loans:
Commercial	84,744,363	139,020,547
Agricultural	53,287,734	70,217,153
Real Estate — Construction	164,862,160	129,170,418
Real Estate — Other	506,505,603	453,041,114
Consumer	32,520,842	36,280,567

TOTAL LOANS	841,920,702	827,729,799
Net Deferred Loan Fees	(4,146,246)	(4,007,270)
Allowance for Credit Losses	(9,344,248)	(8,297,814)

NET LOANS	828,430,208	815,424,715
Premises and Equipment	12,310,908	13,863,823
Other Real Estate Owned	3,138,697	1,359,905
Cash Surrender Value of Life Insurance	22,581,441	19,990,350
Deferred Tax Assets	7,338,000	6,923,000
Goodwill and Core Deposit Intangibles	17,149,444	18,435,865
Accrued Interest and Other Assets	12,363,751	12,375,595

	$1,168,236,754	$1,142,927,960

The accompanying notes are an integral part of these consolidated financial statements.

VIB CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-Bearing Demand	$239,820,321	$211,541,381
Money Market and NOW	205,078,944	208,177,709
Savings	63,806,829	62,657,235
Time Deposits Under $100,000	182,953,344	220,547,372
Time Deposits $100,000 and Over	193,270,400	207,314,327

TOTAL DEPOSITS	884,929,838	910,238,024
Federal Funds Purchased	—	750,000
Federal Home Loan Bank Advances	156,218,358	118,200,000
Capitalized Lease Obligation	2,976,966	2,954,995
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures	33,360,672	32,400,000
Accrued Interest and Other Liabilities	9,113,431	7,534,152

TOTAL LIABILITIES	1,086,599,265	1,072,077,171
Commitments and Contingencies — Notes D and J
Shareholders’ Equity:
Preferred Stock — Authorized 10,000,000 Shares,
None Outstanding
Common Shares — Authorized 25,000,000 Shares; Issued and Outstanding: 13,038,488 in 2001 and 12,168,644 in 2000	69,655,705	62,283,298
Retained Earnings	11,808,477	9,173,494
Accumulated Other Comprehensive Income-Net Unrealized Gains (Losses) on Available-for-Sale Securities, net of Taxes of $120,433 in 2001 and $421,122 in 2000	173,307	(606,003)

TOTAL SHAREHOLDERS’ EQUITY	81,637,489	70,850,789

	$1,168,236,754	$1,142,927,960

The accompanying notes are an integral part of these consolidated financial statements.

VIB CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

INTEREST INCOME
Interest and Fees on Loans	$73,729,778	$75,829,002	$53,590,352
Interest on Investment Securities — Taxable	7,691,506	8,469,982	6,930,742
Interest on Investment Securities — Nontaxable	2,065,539	2,780,133	2,373,456
Other Interest Income	195,182	820,331	962,143

TOTAL INTEREST INCOME	83,682,005	87,899,448	63,856,693
INTEREST EXPENSE
Interest on Money Market and NOW	4,502,664	5,617,648	3,363,120
Interest on Savings Deposits	749,484	1,141,326	1,476,627
Interest on Time Deposits	21,374,024	23,629,486	15,899,901
Interest on Trust Preferred Securities	3,209,385	2,559,675	1,845,925
Interest on Other Borrowings	5,388,742	8,659,501	3,640,228

TOTAL INTEREST EXPENSE	35,224,299	41,607,636	26,225,801

NET INTEREST INCOME	48,457,706	46,291,812	37,630,892
Provision for Credit Losses	3,000,000	2,904,928	2,592,464

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,457,706	43,386,884	35,038,428
NONINTEREST INCOME
Service Charges and Fees	6,692,517	5,935,295	4,556,788
Gain on Sale of Loans and Servicing Fees	832,767	1,348,557	1,719,904
Gain on Sale of Securities	1,900,491	—	1,755
Dividends on Cash Surrender Value of Life Insurance	1,249,992	1,209,315	607,528
Other Income	764,555	569,016	121,755

	11,440,322	9,062,183	7,007,730

	56,898,028	52,449,067	42,046,158
NONINTEREST EXPENSE
Salaries and Employee Benefits	21,059,480	19,739,425	16,338,098
Occupancy Expenses	3,609,090	3,215,593	2,644,348
Furniture and Equipment	3,580,322	3,133,462	2,583,302
Data Processing	2,886,861	2,642,657	2,004,070
Advertising	635,297	586,352	552,079
Legal and professional	3,055,849	2,638,105	2,819,771
Regulatory Assessments	276,327	363,340	321,290
Insurance	122,673	320,098	214,228
Office Expenses	2,613,472	2,317,444	2,046,631
Promotion	1,496,531	1,535,443	1,157,333
Other Real Estate Owned	216,789	88,454	98,111
Amortization of Goodwill and Core Deposit Intangibles	1,286,421	1,286,416	401,813
Other Expenses	2,159,528	1,796,468	2,346,170

	42,998,640	39,663,257	33,527,244

INCOME BEFORE INCOME TAXES	13,899,388	12,785,810	8,518,914
Income Taxes	4,677,300	4,165,403	2,653,191

NET INCOME	$9,222,088	$8,620,407	$5,865,723

Per Share Data Net Income — Basic	$0.71	$0.67	$0.47
Net Income — Diluted	$0.71	$0.67	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

VIB CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2001, 2000, and 1999

	Common Shares				Accumulated
					Other
	Number of		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income	Total

Balance at January 1, 1999	10,513,543	$50,445,799		$5,052,918	$103,430	$55,602,147
Stock Dividends	646,076	5,639,846		(5,639,846)		—
Cash Dividends				(26,326)		(26,326)
Exercise of Warrants	10	181				181
Exercise of Stock Options, Including the Realization of Tax Benefits of $224,000	283,408	1,363,674				1,363,674
Comprehensive Income:
Net Income for the Year			$5,865,723	5,865,723		5,865,723
Unrealized loss on Available-for-Sale Securities, net of Taxes of $3,173,065			(4,559,004)		(4,559,004)	(4,559,004)
Less Reclassification Adjustments for Gains Included in Net Income, net of Taxes of $720			(1,035)		(1,035)	(1,035)

Total Comprehensive Income			$1,305,684

Balance at December 31, 1999	11,443,037	57,449,500		5,252,469	(4,456,609)	58,245,360
Stock Dividends	696,289	4,683,598		(4,683,598)		—
Cash Dividends				(15,784)		(15,784)
Exercise of Stock Options	29,318	150,200				150,200
Comprehensive Income:
Net Income for the Year			$8,620,407	8,620,407		8,620,407
Unrealized Gain on Available-for-Sale Securities, net of Taxes of $2,681,226			3,850,606		3,850,606	3,850,606

Total Comprehensive Income			$12,471,013

Balance at December 31, 2000	12,168,644	62,283,298		9,173,494	(606,003)	70,850,789
Stock Dividends	744,188	6,563,516		(6,563,516)		—
Cash Dividends for Fractional Shares				(23,589)		(23,589)
Exercise of Stock Options, Including the Realization of Tax Benefits of $135,000	125,656	808,891				808,891
Comprehensive Income:
Net Income for the Year			$9,222,088	9,222,088		9,222,088
Unrealized Gain on Available-for-Sale Securities, net of Taxes of $1,320,756			1,900,600		1,900,600	1,900,600
Less Reclassification Adjustments For Gains included in Net Income, Net of Taxes of $779,201			(1,121,290)		(1,121,290)	(1,121,290)

Total Comprehensive Income			$10,001,398

Balance at December 31, 2001	13,038,488	$69,655,705		$11,808,477	$173,307	$81,637,489

The accompanying notes are an integral part of these consolidated financial statements.

VIB CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

OPERATING ACTIVITIES
Net Income	$9,222,088	$8,620,407	$5,865,723
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,096,561	3,920,545	3,003,625
Deferred Income Taxes	(957,000)	(1,648,000)	(1,265,000)
Net Realized Gains in Available-for-Sale Securities	(1,900,491)	—	(1,755)
Provision for Credit Losses	3,000,000	2,904,928	2,592,464
Proceeds From Loans Sold	10,488,707	41,158,361	71,816,484
Originations of Loans Held for Sale	(9,978,314)	(40,054,111)	(70,539,401)
Gain on Sale of Loans	(499,790)	(1,050,739)	(1,326,451)
Loss (Gain) on Sale of Other Real Estate Owned	103,251	(54,227)	5,325
Net Increase in Cash Surrender Value of Life Insurance	(1,249,992)	(1,209,315)	(607,528)
Net Change in Accrued Interest, Other Assets and Other Liabilities	1,190,916	(261,243)	(1,601,133)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,515,936	12,326,606	7,942,353
INVESTING ACTIVITIES
Proceeds from Sales of Other Real Estate Owned	2,003,804	1,916,426	549,405
Purchases of Available-for-Sale Securities	(229,185,218)	(12,291,220)	(76,979,320)
Proceeds from Sales of Available-for-Sale Securities	107,985,716	—	2,455,316
Proceeds from Maturities of Available-for-Sale Securities	119,236,484	12,693,596	24,311,579
Purchases of Held-to-Maturities Securities	—	—	(1,491,563)
Proceeds from Maturities of Held-to-Maturity Securities	2,442,239	454,603	1,490,207
Net Change in Interest-Bearing Deposits	(799,853)	(924,645)	199,316
Purchase of Federal Home Loan and Federal Reserve Bank Stock	(5,717,701)	(1,937,449)	(6,667,700)
Proceeds from Sale of Federal Home Loan Bank Stock	4,159,600	5,794,200	—
Net Cash Paid for the Purchase of Kings River Bancorp	—	(15,695,931)	—
Purchase of Cash Surrender Value Life Insurance	(1,356,468)	(4,506,900)	(5,079,877)
Net Increase in Loans	(19,923,702)	(119,295,504)	(156,792,499)
Purchases of Premises and Equipment	(1,471,244)	(3,468,248)	(2,035,884)

NET CASH USED BY INVESTING ACTIVITIES	(21,026,637)	(137,251,072)	(220,041,020)
FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	26,329,769	65,994,979	12,184,441
Net Increase in Time Deposits	(51,637,955)	70,990,480	87,924,003
Net Change in Federal Funds Purchased	(750,000)	(14,800,000)	15,550,000
Net Change in Federal Home Loan Bank Advances	38,018,358	(1,550,000)	83,200,000
Proceeds from Issuance of Trust Preferred Securities	960,672	10,000,000	22,400,000
Payments for Dividends	(23,589)	(15,784)	(26,326)
Proceeds from Exercise of Warrants	—	—	181
Proceeds from Exercise of Stock Options	673,891	150,200	1,139,674

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,571,146	130,769,875	222,371,973

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,060,445	5,845,409	10,273,306
Cash and Cash Equivalents at Beginning of Year	51,604,079	45,758,670	35,485,364

CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,664,524	$51,604,079	$45,758,670

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$35,307,192	$40,656,652	$25,663,098
Income Taxes Paid	$5,143,406	$5,914,760	$3,670,284

The accompanying notes are an integral part of these consolidated financial statements.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of VIB Corp and its wholly owned subsidiaries, Valley Independent Bank (“Bank”), Valley Capital Trust, VIBC Capital Trust I, Valley Capital Trust II and VIBC Services Company, collectively referred to herein as the “Company.” All significant intercompany transactions have been eliminated.

Nature of Operations

The Bank has been organized as a single reporting segment and operates branches throughout the Imperial, Coachella and San Joaquin Valleys and in Blythe, Tecate, Julian, California, and Las Vegas, Nevada. The Bank also operates business loan centers in El Centro, Rancho Mirage, Orange, Bakersfield, Fresno, California, and Las Vegas, Nevada. The Bank’s primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and money market mutual funds.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2001.

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

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Investment Securities — Continued

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Loans Held for Sale

Mortgage and SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in noninterest income.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Allowance for Credit Losses

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for credit losses and the related provision for loan losses to be charged to expense. Loans identified as less than “acceptable” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, the Company considers the inherent risk present in the “acceptable” portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

Premises and Equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated service lives, which ranges from two to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations.

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

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Disclosure About Fair Value of Financial Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note K.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Company.

Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note J. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Accounting for Trust Preferred Securities

Valley Capital Trust, VIBC Capital Trust I and Valley Capital Trust II (“Trusts”) are statutory business trusts created for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) and using the proceeds to acquire the junior subordinated debentures issued by VIB Corp.

For financial reporting purposes, the Trusts are treated as subsidiaries of VIB Corp and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption “Company Obligated Mandatory Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.” For financial reporting purposes, the Company records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of income.

Current Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001. This Statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the APB Opinion No. 17. The Statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company’s financial statements. Amortization of goodwill charged to operations for 2001, 2000, and 1999 was $808,328, $808,328, and $128,877, respectively.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year. These reclassifications are of a normal recurring nature.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE B — INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
December 31, 2001:
U.S. Treasury Securities	$22,251,842	$2,650	$13,188	$22,241,304
U.S. Government and Agency Securities	30,482,359	95,720	8,379	30,569,700
States and Political Subdivisions	39,471,364	308,066	663,107	39,116,323
Mortgage-Backed Securities	96,570,395	721,374	70,259	97,221,510
Other	5,401,796	54,613	133,750	5,322,659

	$194,177,756	$1,182,423	$888,683	$194,471,496

December 31, 2000:
U.S. Treasury Securities	$1,539,364	$29,230	$—	$1,568,594
U.S. Government and Agency Securities	81,411,002	196,138	840,086	80,767,054
States and Political Subdivisions	67,709,266	905,785	1,013,321	67,601,730
Mortgage-Backed Securities	21,575,912	94,406	216,895	21,453,423
Other	18,668,144	117,947	300,329	18,485,762

	$190,903,688	$1,343,506	$2,370,631	$189,876,563

Held-to Maturity Securities:
December 31, 2000:
Mortgage-Backed Securities	$2,440,928	$197	$15,785	$2,425,340

	$2,440,928	$197	$15,785	$2,425,340

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE B — INVESTMENT SECURITIES — Continued

Gross realized gains and gross realized losses on sales of available-for-sale securities were:

	2001	2000	1999

Gross Realized Gains:
U.S. Government and Agency Securities	$450,477	$—	$—
States and Political Subdivisions	951,120	—	1,755
Mortgage-Backed Securities	490,510	—	—
Other	30,403	—	—

	$1,922,510	$—	$1,755

Gross Realized Losses:
U.S. Government and Agency Securities	$—	$—	$—
Mortgage-Backed Securities	(22,019)	—	—

	$(22,019)	$—	$—

Investment securities carried at approximately $186,576,000 and $166,427,000, at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and other purposes as required by law. The scheduled maturities of securities available for sale and held-to-maturity at December 31, 2001, were as follows:

	Available-for-Sale Securities

	Amortized	Fair
	Cost	Value

Due in One Year or Less	$27,592,889	$27,656,681
Due from One Year to Five Years	31,613,399	31,772,573
Due from Five to Ten Years	16,996,503	16,976,399
Due after Ten Years	21,404,570	20,844,333
Mortgage-Backed Securities	96,570,395	97,221,510

	$194,177,756	$194,471,496

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE C — LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within Imperial, Riverside, Kern, Orange and San Diego counties, California, Las Vegas, Nevada and Yuma, Arizona. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Bank’s market areas. As a result, the Bank’s loan and collateral portfolio is, to some degree, concentrated in those industries.

The Bank also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At December 31, 2001 and December 31, 2000, the Bank was servicing approximately $80,028,000 and $98,368,000, respectively, in loans previously sold.

Loans having a carrying value of approximately $135,000,000 were pledged to secure Federal Home Loan Bank advances.

A summary of the changes in the allowance for credit losses follows:

	2001	2000	1999

Balance at Beginning of Year	$8,297,824	$5,696,222	$4,296,415
Additions to the Allowance Charged to Expense	3,000,000	2,904,928	2,592,464
Recoveries on Loans Charged Off	223,856	157,571	61,363
Allowance on Loans Acquired from Kings River Bancorp	—	653,877	—

	11,521,670	9,412,598	6,950,242
Less Loans Charged Off	(2,177,422)	(1,114,784)	(1,254,020)

Balance at End of Year	$9,344,248	$8,297,814	$5,696,222

The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

	2001	2000	1999

Recorded Investment in Impaired Loans	$18,101,000	$15,629,000	$8,964,000

Related Allowance for Credit Losses	$2,281,000	$1,946,000	$1,515,000

Average Recorded Investment in Impaired Loans	$14,529,000	$9,769,000	$8,362,000

Interest Income Recognized from Cash Payments	$608,000	$450,000	$582,000

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE C — LOANS — Continued

Loans having carrying values of $4,727,347, $1,533,732, and $1,251,895 were transferred to other real estate owned in 2001, 2000, and 1999, respectively. During 2001 and 1999, loans totaling $841,500, and $463,500, respectively, were made to facilitate the sale of other real estate owned.

NOTE D — PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2001	2000

Land	$1,824,167	$2,136,628
Buildings and Improvements	4,241,548	4,270,259
Leased Property under Capital Lease	2,850,000	2,850,000
Furniture, Fixtures, and Equipment	16,314,853	15,236,907
Leasehold Improvements	2,899,616	2,602,875

	28,130,184	27,096,669
Less Accumulated Depreciation and Amortization	(15,819,276)	(13,232,846)

	$12,310,908	$13,863,823

During 1997, the Bank entered into a twenty-year lease agreement for administrative offices that expires June 30, 2017. Total accumulated amortization on property under capital lease at December 31, 2001 and 2000 was $641,250 and $498,750, respectively.

The future lease payments under the capitalized lease obligation, together with the present value of the net minimum lease payments as of December 31, 2001, are as follows:

2002	$372,433
2003	385,468
2004	398,959
2005	412,923
2006	427,376
Thereafter	5,495,804

Net Minimum Lease Payments	7,492,963
Less Amount Representing Interest	(4,515,997)

Present Value of Net Minimum Lease Payments	$2,976,966

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE D — PREMISES AND EQUIPMENT — Continued

The Bank has entered into leases for its branches and operating facilities, which expire at various dates through 2015. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $1,718,000 in 2001, $1,548,000 in 2000, and $1,072,000 in 1999.

The approximate future minimum annual payments for these leases by year are as follows:

2002	$1,544,025
2003	1,015,356
2004	733,840
2005	634,186
2006	501,864
Thereafter	1,243,043

$5,672,314

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

NOTE E — DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows:

2002	$355,563,822
2003	12,334,652
2004	4,081,793
2005	1,769,484
Thereafter	2,473,993

$376,223,744

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE F — FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank Advances consist of the following as of December 31, 2001:

Maturity	Rate	Amount

2002	2.08%	$56,200,000
2003	4.64%	27,750,000
2004	4.32%	20,750,000
2005	5.63%	15,000,000
2006	4.88%	26,750,000
2010	6.03%	5,000,000
2016	5.47%	4,968,358

		$156,218,358

NOTE G — MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

The Trusts, wholly owned subsidiaries of VIB Corp, have issued Cumulative Trust Preferred Securities and invested the gross proceeds from the offering in junior subordinated debentures issued by VIB Corp. The subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. VIB Corp will pay the interest on the junior subordinated debentures to the Trusts, which represents the sole revenues and the sole source of dividend distributions by the Trusts to the holders of the Trust Preferred Securities. VIB Corp has guaranteed, on a subordinated basis, payment of the Trusts’ obligations. VIB Corp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. During 2001 the Company purchased $19,200,000 of its outstanding $22,400,000 9% Cumulative Trust Preferred Securities originally issued in 1999. Mandatorily redeemable preferred securities of the Trusts consist of the following as of December 31, 2001 and 2000:

	2001	2000

9% trust preferred securities. Interest payable quarterly, principal due February 5, 2029, but can be called after February 5, 2009	$3,660,672	$22,400,000
11.695% trust preferred securities. Interest payable quarterly, principal due July 19, 2030, but can be called after July 19, 2010	10,000,000	10,000,000
6 month LIBOR + 3.75% trust preferred securities. Interest payable semiannually. Interest rate cap is set at 11% until December 8, 2006 Principal due December 8, 2031, but can be called after December 8, 2006	19,700,000	—

	$33,360,672	$32,400,000

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE H — INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:

	2001	2000	1999

Current:
Federal	$4,195,000	$4,328,288	$2,915,326
State	1,439,300	1,485,115	1,002,865

	5,634,300	5,813,403	3,918,191
Deferred	(957,000)	(1,648,000)	(1,265,000)

	$4,677,300	$4,165,403	$2,653,191

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

The following is a summary of the components of the deferred tax asset and liability accounts recognized in the accompanying statements of financial condition:

	2001	2000

Deferred Tax Assets:
Allowance for Credit Losses Due to Tax Limitations	$3,351,000	$2,664,000
Valuation Allowance for Other Real Estate Owned	160,000	233,000
Premises and Equipment Due to Depreciation Difference	729,000	589,000
State Taxes	494,000	509,000
Net Operating Loss and Tax Credit Carryforwards	234,000	322,000
Reserve for Deferred Compensation	2,449,000	1,775,000
Market Value Adjustment on Investment Securities	—	422,000
Other Assets/Liabilities	603,000	877,000

	8,020,000	7,391,000
Less Valuation Allowance	—	(52,000)
Deferred Tax Liabilities:
Federal Home Loan Bank Stock	(257,000)	(296,000)
Market Value Adjustment on Investment Securities	(120,000)	—
Other Assets/Liabilities	(305,000)	(120,000)

	(682,000)	(416,000)

Net Deferred Taxes	$7,338,000	$6,923,000

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE H — INCOME TAXES — Continued

At December 31, 2001, the Bank had net operating loss carryforwards for federal income tax purposes of approximately $653,000, which expire beginning in the year 2011. The net operating loss carryforwards are subject to an ownership change, which limits the amount that can be used annually to $260,000. Alternative minimum tax credit carryforwards for tax purposes, which do not expire, are $12,000 as of December 31, 2001.

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates follow:

	2001		2000		1999

	Amount	Rate	Amount	Rate	Amount	Rate

Federal Tax Rate	$4,865,000	35.0%	$4,474,000	35.0%	$2,897,000	34.0%
California Franchise Taxes, Net of Federal Tax Benefit	793,000	5.7	732,000	5.7	468,000	5.4
Tax Savings from Exempt Income	(1,024,000)	(7.4)	(1,153,000)	(9.0)	(933,000)	(11.0)
Goodwill	283,000	2.0	283,000	2.2	44,000	.5
Change in Valuation Allowance	(52,000)	(.3)	(154,000)	(1.2)	(101,000)	(1.1)
Merger Costs	—	—	—	—	223,000	2.6
Other Items — Net	(187,700)	(1.3)	(16,597)	(.2)	55,191	(.7)

Company’s Effective Rate	$4,677,300	33.7%	$4,165,403	32.5%	$2,653,191	31.1%

NOTE I — EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2001		2000		1999

	Income	Shares	Income	Shares	Income	Shares

Net Income as Reported	$9,222,088		$8,620,407		$5,865,723
Weighted Average Shares Outstanding During the Year		12,990,866		12,905,879		12,614,151

Used in Basic EPS	9,222,088	12,990,866	8,620,407	12,905,879	5,865,723	12,614,151
Dilutive Effect of Outstanding Stock Options		81,922		23,847		113,157

Used in Dilutive EPS	$9,222,088	13,072,788	$8,620,407	12,929,726	$5,865,723	12,727,308

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE J — COMMITMENTS AND CONTINGENCIES

The Company has established a salary continuation plan for certain key executives and a deferred compensation plan for directors and key officers. Benefits under the salary continuation plan are payable for a period of fifteen years upon retirement or death. The Company expenses annually an amount sufficient to accrue the present value of the benefits to be paid to the executives upon their retirement. Additionally, the key executives’ beneficiaries are entitled to certain death benefits under the plan in the event the executive dies while employed by the Company.

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

Death benefits payable under both plans is funded by life insurance policies purchased by the Company. Compensation expense associated with the plans was approximately $1,426,000 in 2001, $915,000 in 2000, and $851,000 in 1999.

The Company is involved in various litigation, which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company’s financial statements.

In the ordinary course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statements of condition.

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 2001, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Commitments to Extend Credit	$288,720,000
Standby Letters of Credit	1,595,000

$290,315,000

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE J — COMMITMENTS AND CONTINGENCIES — Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluated each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the customer. The majority of the Bank’s commitments to extend credit and standby letters of credit are secured by real estate.

NOTE K — STOCK OPTION PLAN

At December 31, 2001, the Company has a fixed stock option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

In 1997, the Company adopted a stock option plan (the “1997 Plan”), under which 3,074,684 shares of the Company’s common shares may be issued to directors, officers, and key employees at not less than 100% of the fair market value at the date the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999, respectively: risk-free rates of 4%, 6%, and 5%, volatility of 34.93%, 32.52%, and 29.8%, no dividends, and expected lives of 3 years.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 20001 2000, and 1999

NOTE K — STOCK OPTION PLAN — Continued

A summary of the status of the Company’s fixed stock option plan as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at Beginning of Year	871,158	$8	899,915	$8	950,553	$7
Granted	617,162	8	166,486	6	312,907	8
Exercised	(123,586)	5	(32,819)	5	(327,332)	3
Forfeited	(54,528)	8	(162,424)	7	(36,213)	9

Outstanding at End of year	1,310,206	8	871,158	8	899,915	8

Options Exercisable at Year-End	396,396	9	381,367	8	269,034	7
Weighted-Average Fair Value of Options Granted During the Year	$2.31		$1.83		$2.10

The following table summarizes information about fixed options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$ 3.00 to $ 4.99	2,577	1.80 years	$2.72	2,577	$2.72
$ 5.00 to $ 6.99	196,359	3.39 years	6.50	88,226	6.57
$ 7.00 to $ 8.99	899,964	3.45 years	8.17	185,717	8.37
$ 9.00 to $10.99	142,129	1.53 years	10.46	75,704	10.57
$11.00 to $12.99	69,177	1.10 years	11.17	44,172	11.19

	1,310,206	3.10 years	8.32	396,396	8.67

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE K — STOCK OPTION PLAN — Continued

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the following pro forma amount:

	2001	2000	1999

Net Income:
As Reported	$9,222,088	$8,620,407	$5,865,723
Pro Forma	8,631,089	8,075,863	5,487,464
Per Share Data:
Net Income — Basic
As Reported	$.71	$.67	$.47
Pro Forma	.66	.63	.44
Net Income — Diluted
As Reported	$.71	$.67	$.46
Pro Forma	.66	.62	.43

NOTE L — EMPLOYEE STOCK OWNERSHIP AND RETIREMENT SAVINGS PLANS

The Company has adopted an Employee Stock Ownership Plan and a Retirement Savings Plan for the benefit of its employees. Contributions to the Plans are determined annually by the Board of Directors. The combined expenses for these plans were $495,000 in 2001, $893,000 in 2000, and $752,000 in 1999.

NOTE M — RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is an analysis of the activity of all such loans:

	2001	2000

Beginning Balance	$8,152,000	$7,005,000
Credits Granted, Including Renewals	484,000	2,700,000
Repayments	(3,013,000)	(1,553,000)

	$5,623,000	$8,152,000

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE N — STOCK DIVIDENDS

VIB Corp has issued two 3% stock dividends during 2001, 2000, and 1999. The per share data in the statements of income and the footnotes have been adjusted to give retroactive effect to these dividends.

NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS

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
December 31, 2001, 2000, and 1999

NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

Off Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):

	2001		2000

	Carry Value	Fair Value	Carry Value	Fair Value

Financial Assets:
Cash and Due From Banks	$57,165	$57,165	$51,604	$51,604
Fed Funds Sold	$1,500	$1,500	—	—
Interest-Bearing Deposits	$648	$648	$1,448	$1,448
Investment Securities	$194,472	$194,472	$192,317	$192,302
FHLB and FRB Stock, at cost	$11,140	$11,140	$9,185	$9,185
Loans	$828,430	$850,307	$815,425	$802,509
Cash Surrender Value — Life Insurance	$21,393	$21,393	$19,990	$19,990
Financial Liabilities:
Deposits	$884,930	$885,858	$910,238	$910,782
Federal Funds Purchased	$—	$—	$750	$750
Federal Home Loan Bank Advances	$158,218	$156,163	$118,200	$117,957
Capitalized Lease Obligation	$2,977	$2,977	$2,955	$2,955
Trust Preferred Securities	$33,361	$34,010	$32,400	$27,471

NOTE P — REGULATORY MATTERS

VIB Corp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE P — REGULATORY MATTERS — Continued

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well-capitalized, the Company must maintain minimum ratios as set forth in the table below. The following table also sets forth the Company’s and the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required

			To Be		To Be
			Adequately		Well-
	Actual Capital		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
VIB Corp	$106,957	11.9%	$71,912	8.0%	$89,891	10.0%
Valley Independent Bank	$101,606	11.4%	$71,479	8.0%	$89,348	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
VIB Corp	$91,407	10.2%	$35,956	4.0%	$53,934	6.0%
Valley Independent Bank	$92,261	10.3%	$35,739	4.0%	$53,609	6.0%
Tier 1 Capital (to Average Assets)
VIB Corp	$91,407	8.0%	$45,784	4.0%	$57,230	5.0%
Valley Independent Bank	$92,261	8.1%	$45,599	4.0%	$56,999	5.0%

As of December 31, 2000:
Total Capital (to Risk-Weighted Assets)
VIB Corp	$93,650	10.6%	$70,135	8.0%	$87,668	10.0%
Valley Independent Bank	$64,517	10.4%	$49,384	8.0%	$61,730	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
VIB Corp	$76,768	8.7%	$35,067	4.0%	$52,601	6.0%
Valley Independent Bank	$58,575	9.5%	$24,692	4.0%	$37,038	6.0%
Tier 1 Capital (to Average Assets)
VIB Corp	$76,768	7.0%	$43,851	4.0%	$54,814	5.0%
Valley Independent Bank	$58,575	7.6%	$30,761	4.0%	$38,451	5.0%

The Bank may not make cash distributions to VIB Corp in excess of the lesser of the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE Q — MERGERS AND ACQUISITIONS

On January 7, 2000 VIB Corp completed its acquisition of Kings River Bancorp (“KRB”) for $21,728,000 in cash. The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16 “Business Combinations.” Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill and intangibles arising from this transaction totaled approximately $13,589,000 and was being amortized over twenty years on a straight-line basis. Effective January 1,2002, in accordance with SFAS 142, goodwill will no longer be amortized and is subject to annual testing for impairment as discussed in Note A. The results of KRB’s operations are included in those reported by the Company beginning on January 10, 2000.

On January 28, 1999, VIB Corp completed its acquisition of Bank of Stockdale, FSB. The transaction was structured as a merger under which VIB Corp issued common shares in exchange for the common shares of Bank of Stockdale, FSB. The transaction was accounted for by the pooling of interest method, whereby the Company’s financial statements have been restated as if the two companies were historically one unit. A total of 2,812,392 ( as adjusted for stock splits and stock dividends) common shares were issued to the shareholders of Bank of Stockdale, FSB.

NOTE R —SHAREHOLDERS’ RIGHTS PLAN

In 2001, VIB Corp adopted a shareholder rights plan designed to maximize long-term value and to protect the Company’s shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on August 31, 2001. The rights, which are not immediately exercisable, entitle the holders to purchase one one-thousandth of a share of Series A Preferred Stock at a price of $40.00, subject to adjustment, upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board of Directors or an acquiring party accumulates 15% or more of the Company’s voting stock without the Board of Directors prior approval, each right enable its holder (other than the acquiring party) to purchase the Preferred Stock at 50% of the market price. Further, in the event the Company is acquired in an unwanted merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for the common shares. The Board of Directors may, in its sole discretion, redeem the rights at any time prior to any of the triggering events for $.01 per right. The Rights will expire on August 14, 2011.

The rights can be exercised and separate rights certificates distributed only if one of the following events occur: acquisition by a person of 15% or more of the outstanding common shares or a tender offer for 15% or more of the outstanding common shares. The rights do not have any voting rights. The rights are not deemed by the Board of Directors to be presently exercisable.

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE S — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

VIB Corp operates Valley Independent Bank, VIBC Capital Trust I, Valley Capital Trust, and Valley Capital Trust II. VIB Corp commenced operations during 1998. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of VIB Corp only are presented below:

CONDENSED BALANCE SHEET

	December 31,

	2001	2000

ASSETS:
Cash	$585,115	$59,150
Investment in Valley Capital Trust Preferred Securities	18,739,328	—
Investment in Valley Independent Bank	109,646,451	100,278,304
Investment in Valley Capital Trust	693,000	693,000
Investment in VIBC Capital Trust I	309,000	309,000
Investment in VIBC Services Company	—	500,000
Investment in Valley Capital Trust II	610,000	—
Investment in Preferred Stock	2,000,000	—
Premises and Equipment	—	88,315
Other Assets	3,421,341	2,838,790

	$136,004,235	$104,766,559

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other Liabilities	$654,746	$513,770
Trust Preferred Securities	53,712,000	33,402,000
Shareholders’ Equity	81,637,489	70,850,789

	$136,004,235	$104,766,559

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE S — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY — Continued

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000

INCOME:
Interest Income	$157,964	$66,439
Cash Dividends from Subsidiaries	3,550,347	13,277,929

TOTAL INCOME	3,708,311	13,344,368
EXPENSES:
Interest on Trust Preferred Securities	3,463,297	2,637,604
Other	633,464	1,416,718
Allocated Tax Benefit	(1,521,700)	(1,715,000)
TOTAL EXPENSES	2,575,061	2,339,322

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,133,250	11,005,046
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	8,088,838	(2,384,639)

NET INCOME	$9,222,088	$8,620,407

VIB CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE S — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY — Continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,222,088	$8,620,407
Noncash Items Included in Net Income:
Depreciation and Amortization	10,666	8,439
Equity in Income of Subsidiaries	(11,639,185)	(10,893,290)
Other	(314,382)	(566,294)

NET CASH USED IN OPERATING ACTIVITIES	(2,720,813)	(2,830,738)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiaries	(610,000)	(32,928,786)
Dividends Received from Subsidiaries	3,550,347	13,277,929
Purchase of Valley Capital Trust Preferred Securities	(18,731,520)	—
Purchase of Preferred Stock	(2,000,000)	—
Proceeds from Sale of Premises and Equipment	77,649	—
Purchases of Premises and Equipment	—	(96,754)

NET CASH USED BY INVESTING ACTIVITIES	(17,713,524)	(19,747,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Trust Preferred Securities	20,310,000	10,309,000
Proceeds from Exercise of Stock Options and Warrants	673,891	150,200
Dividends Paid	(23,589)	(15,784)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,960,302	10,443,416

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	525,965	(12,134,933)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,150	12,194,083

CASH AND CASH EQUIVALENTS AT END OF YEAR	$585,115	$59,150

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Company’s accountants on accounting or financial disclosure.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from Pages 4 to 6 and Page 16 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002.

ITEM 11 — EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from Pages 7 to 14 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from Pages 2 to 3 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from Page 15 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.	Financial Statements

     The Financial Statements listed on the Index included under “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” are filed as a part of this Annual Report on Form 10-K.

B.	Exhibits

     The following exhibits are filed as a part of this Report:

Reg. S-K,
Item 601
Exhibit No.	Description

2.1	Plan of Reorganization and Merger Agreement, dated November 18, 1997, by and between Valley Independent Bank and VIB Merger Company
2.2	Agreement and Plan of Reorganization by and between VIB Corp and Bank of Stockdale, F.S.B. dated September 15, 1998

B.	Exhibits (continued)

Reg. S-K,
Item 601
Exhibit No.	Description

2.3	Agreement and Plan of Reorganization by and between VIB Corp, Kings River Bancorp and Kings River State Bank dated September 7, 1999
2.4	Plan of Reorganization and Agreement of Merger dated March 21, 2001 by and between Valley Independent Bank, Bank of Stockdale, F.S.B., and VIB Corp
2.5	Plan of Reorganization and Agreement of Merger dated March 22, 2001 by and between Valley Independent Bank, Kings River State Bank and VIB Corp
3.1	Articles of Incorporation of VIB Corp, as amended November 20, 2001
3.2	Bylaws of VIB Corp
4.1	Form of Common Stock Certificate
4.2	Form of Warrant Certificate
4.3	Junior Subordinated Indenture dated as of February 5, 1999 by and between the Registrant and Wilmington Trust Company, as trustee
4.4	Form of Junior Subordinated Debenture included in Article Two of Exhibit 4.3
4.5	Trust Agreement of Valley Capital Trust dated as of December 10, 1998 (included as Exhibit A to Exhibit 4.6)
4.6	Amended and Restated Trust Agreement of Valley Capital Trust dated as of February 5, 1999 among the Registrant, Wilmington Trust Company, as Property Trustee, and Richard D. Foss, Harry G. Gooding, III, and Dennis L. Kern, as Administrative Trustees
4.7	Form of Common Security Certificate of Valley Capital Trust (included as Exhibit B to Exhibit 4.6)
4.8	Form of Capital Security Certificate of Valley Capital Trust (included as Exhibit C to Exhibit 4.6)
4.9	Guarantee Agreement dated February 5, 1999 between the Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee
4.10	Agreement as to Expenses and Liabilities dated February 5, 1999 between the Registrant and Valley Capital Trust
4.11	Junior Subordinated Indenture dated as of July 12, 2000 by and between the Registrant and First Union National Bank, as trustee
4.12	Form of Junior Subordinated Note included in Article II of exhibit 4.11
4.13	Trust Agreement of VIBC Capital Trust I dated as of July 12, 2000, among the Registrant, First Union National Bank, as Property Trustee, and Jack Brittain, Harry G. Gooding, III, and Dennis L. Kern, as Administrative Trustees
4.14	Form of Common Security Certificate of VIBC Capital Trust I ( included as Exhibit B to Exhibit 4.13)
4.15	Form of Preferred Security Certificate of VIBC Capital Trust I (included as Exhibit C to Exhibit 4.13)
4.16	Guarantee Agreement dated as of July 12, 2000 between the Registrant, as Guarantor, and First Union National Bank, as Guarantee Trustee.
4.17	Certificate of Determination — Series A Participating Preferred Stock (included as Exhibit A to Exhibit 99.1)
4.18	Form of Rights Certificate (included as Exhibit B to Exhibit 99.1)
4.19	Indenture dated as of November 28, 2001 by and between the Registrant and Wilmington Trust Company, as Trustee
4.20	Form of Floating Rate Junior Subordinated Debt (included as Exhibit A to Exhibit 4.19)

B.	Exhibits (continued)

Reg. S-K,
Item 601
Exhibit No.	Description

4.21	Amended and Restated Declaration of Trust of Valley Capital Trust II dated as of November 28, 2001, among the Registrant, Wilmington trust Company, as Delaware Trustee and Institutional Trustee, and Dennis L. Kern, Richard Foss, and Harry G. Gooding, III, as Administrators
4.22	Form of Common Security Certificate of Valley Capital Trust II (included as Exhibit A-2 to Exhibit 4.21)
4.23	Form of Capital Security Certificate of Valley Capital Trust II (included as Exhibit A-1 to Exhibit 4.21)
4.24	Guarantee Agreement dated as of November 28, 2001 between the Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee
10.1	Agreement to Assume Liabilities and to Acquire Branch Banking Office (Calexico)
10.2	Agreement and Plan of Reorganization Dated April 29, 1996 (Bank of the Desert, N.A.)
10.3	Purchase and Assumption Agreement Dated October 15, 1996 (Blythe and Tecate)
10.4	VIB Corp 1997 Stock Option Plan
10.5	Form of VIB Corp Stock Option Agreement
10.6	Form of VIB Corp Indemnity Agreement
10.7	Profit Sharing and 401(k) Plan
10.8	Amendment to 401(k) Plan
10.9	1994 Amendments to 401(k) Plan
10.10	Employee Stock Ownership Plan
10.11	Form of Directors Deferred Compensation Agreement
10.12	Form of Officers Deferred Compensation Agreement
10.13	El Centro Lease
10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office Dated January 22, 1998 (Palm Springs)
10.15	Agreement to Assume Liabilities and to Acquire Assets of Branch Office between Fremont Investment & Loan and Valley Independent Bank dated September 22, 1998
10.16	VIB Corp 401(k) Plan (restated effective January 1, 1999)
10.17	Valley Independent Bank form of Executive Supplemental Compensation Agreement
10.18	Bank of Stockdale, F.S.B. form of Executive Supplemental Compensation Agreement
10.19	Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method Split Dollar Plan Agreement (executive officers)
10.20	Bank of Stockdale, F.S.B. form of Director Supplemental Compensation Benefits Agreement
10.21	Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method Split Dollar Agreement (directors)
13	VIB Corp’s 2001 Annual Report to Shareholders (incorporated portion only)
21	Subsidiaries of the Registrant
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
99.1	Preferred Shares Rights Agreement dated as of August 14, 2001, between VIB Corp and U.S. Stock Transfer Corporation, as Rights Agent

C.	Reports on Form 8-K

During the quarter ended December 31,2001 the Company filed the following Current Report on Form 8-K:

Description	Date of Report

Issuance of Trust Preferred Securities	November 28, 2001

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIB CORP

Date: March 20, 2002	By:	/s/ Harry G. Gooding, III

Harry G. Gooding, III, Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellison Robert S. Ellison	Director	March 20, 2002

/s/ Richard D. Foss Richard D. Foss	Chairman of the Board of Directors	March 20, 2002

/s/ Harry G. Gooding, III Harry G. Gooding, III	Executive Vice President and Chief Financial Officer (and Principal Accounting Officer)	March 20, 2002

/s/ Thomas Kelley Thomas Kelley	Director	March 20, 2002

/s/ Dennis L. Kern Dennis L. Kern	Director, President and Chief Executive Officer	March 20, 2002

/s/ Edward McGrew Edward McGrew	Director	March 20, 2002

/s/ Ronald A. Pedersen Ronald A. Pedersen	Vice Chairman of the Board of Directors	March 20, 2002

/s/ Pete J. Penner Pete J. Penner	Director	March 20, 2002

Alice Helen Lowery Westerfield	Vice Chairman of the Board of Directors	March , 2002

EXHIBIT INDEX

Reg. S-K,		Page (or
Item 601		footnote
Exhibit No.	Description	reference)

2.1	Plan of Reorganization and Merger Agreement, dated November 18, 1997, by and between Valley Independent Bank and VIB Merger Company	(1)
2.2	Agreement and Plan of Reorganization by and between VIB Corp and Bank of Stockdale, F.S.B. dated September 15, 1998	(2)
2.3	Agreement and Plan of Reorganization by and between VIB Corp, Kings River Bancorp and Kings River State Bank dated September 7, 1999	(3)
2.4	Plan of Reorganization and Agreement of Merger dated March 21, 2001 by and between Valley Independent Bank, Bank of Stockdale, F.S.B., and VIB Corp	(12)
2.5	Plan of Reorganization and Agreement of Merger dated March 22, 2001 by and between Valley Independent Bank, Kings River State Bank, and VIB Corp	(12)
3.1	Articles of Incorporation of VIB Corp, as amended November 20, 2001	[96]
3.2	Bylaws of VIB Corp	(4)
4.1	Form of Common Stock Certificate	(5)
4.2	Form of Warrant Certificate	(5)
4.3	Junior Subordinated Indenture dated as of February 5, 1999 by and between the Registrant and Wilmington Trust Company, as trustee	(6)
4.4	Form of Junior Subordinate Debenture included in Article Two of Exhibit 4.3	(6)
4.5	Trust Agreement of Valley Capital Trust dated as of December 10, 1998 (included as Exhibit A to Exhibit 4.6)	(6)
4.6	Amended and Restated Trust Agreement of Valley Capital Trust dated as of February 5, 1999 among the Registrant, Wilmington Trust Company, as Property Trustee, and Richard D. Foss, Harry G. Gooding, III, and Dennis L. Kern, as Administrative Trustees	(6)
4.7	Form of Common Security Certificate of Valley Capital Trust (included as Exhibit B to Exhibit 4.6)	(6)
4.8	Form of Capital Security Certificate of Valley Capital Trust (included as Exhibit C to Exhibit 4.6)	(6)
4.9	Guarantee Agreement dated February 5, 1999 between the Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee	(6)
4.10	Agreement as to Expenses and Liabilities dated February 5, 1999 between the Registrant and Valley Capital Trust	(6)
4.11	Junior Subordinated Indenture dated as of July 12, 2000 by and between the Registrant and First Union National Bank, as trustee	(11)
4.12	Form of Junior Subordinated Note included in Article II of Exhibit 4.11	(11)
4.13	Trust Agreement of VIBC Capital Trust I dated as of July 12, 2000, among the registrant, First Union National Bank, as Property Trustee, and Jack Brittain, Harry G. Gooding, III, and Dennis L. Kern, as Administrative Trustees	(11)
4.14	Form of Common Security Certificate of VIBC Capital Trust I (included as Exhibit B to Exhibit 4.13	(11)
4.15	Form of Preferred Security Certificate of VIBC Capital Trust I (included as Exhibit C to Exhibit 4.13)	(11)
4.16	Guarantee Agreement dated as of July 12, 2000 between the Registrant, as Guarantor, and First Union National Bank, as Guarantee Trustee	(11)
4.17	Certificate of Determination — Series A Participating Preferred Stock (included as Exhibit A to Exhibit 99.1)	(13)
4.18	Form of Rights Certificate (included as Exhibit B to Exhibit 99.1)	(13)

EXHIBIT INDEX (continued)

Reg. S-K,		Page (or
Item 601		footnote
Exhibit No.	Description	reference)

4.19	Indenture dated as of November 28, 2001 by and between the Registrant and Wilmington Trust Company, as Trustee	(14)
4.20	Form of Floating Rate Junior Subordinated Debt (included as Exhibit A to Exhibit 4.19)	(14)
4.21	Amended and Restated Declaration of Trust of Valley Capital Trust II dated as of November 28, 2001, among the Registrant, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Dennis L. Kern, Richard Foss, and Harry G. Gooding, III, as Administrators	(14)
4.22	Form of Common Security Certificate of Valley Capital Trust II (included as Exhibit A-2 to Exhibit 4.21)	(14)
4.23	Form of Capital Security Certificate of Valley Capital Trust II (included as Exhibit A-1 to Exhibit 4.21)	(14)
4.24	Guarantee Agreement dated as of November 28, 2001 between the Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee	(14)
10.1	Agreement to Assume Liabilities and to Acquire Branch Banking Office (Calexico)(P)	(7)
10.2	Agreement and Plan of Reorganization Dated April 29, 1996 (Bank of the Desert, N.A.)(P)	(7)
10.3	Purchase and Assumption Agreement Dated October 15, 1996 (Blythe and Tecate)(P)	(7)
10.4	VIB Corp 1997 Stock Option Plan	(4)
10.5	Form of VIB Corp Stock Option Agreement	(4)
10.6	Form of VIB Corp Indemnity Agreement	(4)
10.7	Profit Sharing and 401(k) Plan(P)	(7)
10.8	Amendment to 401(k) Plan(P)	(7)
10.9	1994 Amendments to 401(k) Plan(P)	(7)
10.10	Employee Stock Ownership Plan(P)	(7)
10.11	Form of Directors Deferred Compensation Agreement(P)	(7)
10.12	Form of Officers Deferred Compensation Agreement(P)	(7)
10.13	El Centro Lease(P)	(7)
10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office Dated January 22, 1998 (Palm Springs)	(8)
10.15	Agreement to Assume Liabilities and to Acquire Assets of Branch Office between Fremont Investment & Loan and Valley Independent Bank dated September 22, 1998	(2)
10.16	VIB Corp 401(k) Plan (restated effective January 1, 2000)	(10)
10.17	Valley Independent Bank form of Executive Supplemental Compensation Agreement	(9)
10.18	Bank of Stockdale, F.S.B. form of Executive Supplemental Compensation Agreement	(9)
10.19	Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method Split Dollar Plan Agreement (executive officers)	(9)
10.20	Bank of Stockdale, F.S.B. form of Director Supplemental Compensation Benefits Agreement	(9)
10.21	Bank of Stockdale, F.S.B. form of Life Insurance Endorsement Method Split Dollar Agreement (directors)	(9)
13	VIB Corp’s 2001 Annual Report to Shareholders (incorporated portion only)	(15)

EXHIBIT INDEX (continued)

Reg. S-K,		Page (or
Item 601		footnote
Exhibit No.	Description	reference)

21	Subsidiaries of the Registrant
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
99.1	Preferred Shares Rights Agreement dated as of August 14, 2001, between VIB Corp and U.S. Stock Transfer Corporation, as Rights Agent	(13)

(1)	Filed as Exhibit “A” to the Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 dated December 23, 1997 (the “1997 S-4 Registration Statement”).

(2)	Filed as an exhibit to the Registrant’s Form 8-K dated September 29, 1998.

(3)	Filed as an exhibit to the Registrant’s Form 8-K dated September 16, 1999.

(4)	Filed as an exhibit to the 1997 S-4 Registration Statement.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form 8-A dated March 19, 1998.

(6)	Filed as an exhibit to the Registrant’s Form 8-K dated February 5, 1999.

(7)	Filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 1997.

(8)	Filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 1998.

(9)	Filed as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1999.

(10)	Filed as an exhibit to the Registrant’s Form 10- K for the year ended December 31, 1999.

(11)	Filed as an exhibit to the Registrant’s Form 8-K dated July 26, 2000.

(12)	Filed as an exhibit to the Registrant’s Form 8-K dated March 21, 2001.

(13)	Filed as an exhibit to the Registrant’s Form 8-K dated August 14, 2001.

(14)	Filed as an exhibit to the Registrant’s Form 8-K dated November 28, 2001.

(15)	The Company’s Annual Report to Shareholders, a portion of which is incorporated by reference, will be submitted under separate cover. Except that portion incorporated by reference, the Annual Report to Shareholders is not to be deemed “filed” as a part of this Form 10-K.

(P)	Filed in paper format under cover of Form SE.