Form 10-Q
period 2002-03-31
VIB CORP
filed 2002-05-03
CIK 1051345

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from_______________to_______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,533,001 shares as of April 22, 2002.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders’ Equity for the period ended March 31, 2002 have been prepared by VIB Corp (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended March 31, 2002 have been made. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31,2002 and December 31,2001
(Unaudited)

	March 31	December 31
	2002	2001

ASSETS
Cash and due from banks	$40,898,508	$57,164,524
Federal funds sold	—	1,500,000

Total cash and cash equivalents	40,898,508	58,664,524
Interest bearing deposits	50,874	648,035
Securities available for sale (note B)	205,093,043	194,471,496
Federal Home Loan and Federal Reserve Bank stock, at cost	11,101,750	11,140,250
Loans: (note C)
Commercial	80,894,470	84,744,363
Agricultural	46,972,738	53,287,734
Real estate-construction	183,562,209	164,862,160
Real estate-other	506,620,416	506,505,603
Consumer	30,751,839	32,520,842

Total Loans	848,801,672	841,920,702
Net deferred loan fees	(4,141,691)	(4,146,246)
Allowance for credit losses	(9,921,267)	(9,344,248)

Net Loans	834,738,714	828,430,208
Premises and equipment	11,916,690	12,310,908
Other real estate owned	3,326,568	3,138,697
Cash surrender life insurance	30,966,241	22,581,441
Deferred tax asset	6,604,206	7,338,000
Goodwill and Intangible assets	17,029,921	17,149,444
Accrued interest and other assets	13,178,039	12,363,751

TOTAL ASSETS	$1,174,904,554	$1,168,236,754

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31,2002 and December 31,2001
(Unaudited)

	March 31	December 31
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$240,207,261	$239,820,321
Money Market and NOW	206,697,895	205,078,944
Savings	70,401,965	63,806,829
Time deposits under $100,000	211,797,801	182,953,344
Time deposits $100,000 and over	186,277,575	193,270,400

Total Deposits	915,382,497	884,929,838
Fed funds purchased	600,000	—
Federal Home Loan Bank advances	128,320,201	156,218,358
Capital lease obligation	2,981,299	2,976,966
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company	33,337,248	33,360,672
Accrued interest and other liabilities	9,416,402	9,113,431

Total Liabilities	1,090,037,647	1,086,599,265
Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; Issued and outstanding: None	—	—
Common stock, no par value, 25,000,000 shares authorized; Issued and outstanding: 13,519,336 in 2002 and 13,038,488 in 2001	75,195,724	69,655,705
Retained earnings	10,011,770	11,808,477
Accumulated other comprehensive income, net of tax of $256,235 in 2002 and $120,433 in 2001	(340,587)	173,307

Total Stockholders’ Equity	84,866,907	81,637,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,174,904,554	$1,168,236,754

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Month
	Periods Ended

	March 31,	March 31,
	2002	2001

Interest Income:
Interest and Fees on Loans	$15,943,700	$19,627,057
Interest on Investment Securities-Taxable	2,046,064	2,134,193
Interest on Investment Securities-Nontaxable	394,011	689,423
Other Interest Income	11,704	33,456

Total Interest Income	18,395,479	22,484,129
Interest Expense:
Interest on Money Market and NOW	721,471	1,573,840
Interest on Savings Deposits	137,618	237,745
Interest on Time Deposits	3,225,468	6,526,185
Interest on Trust Preferred Securities	677,522	810,603
Interest on Other Borrowings	1,507,027	1,544,682

Total Interest Expense	6,269,106	10,693,055

Net Interest Income	12,126,373	11,791,074
Provision for Credit Losses	625,000	750,000

Net Interest Income after Provision for Credit Losses	11,501,373	11,041,074
Non-interest Income:
Service Charges and Fees	1,840,795	1,566,327
Gain on Sale of Loans and Servicing Fees	618,816	309,959
Gain on Sale of Securities	30,092	830,895
Dividends on Cash Surrender Value of Life Insurance	347,509	343,668
Other Income	250,368	(63,489)

Total Non-interest Income	3,087,580	2,987,360
Non-interest Expense:
Salaries and Employee Benefits	4,882,704	5,397,388
Occupancy Expenses	856,723	863,274
Furniture and Equipment	839,142	846,294
Other Expenses (note D)	3,226,482	3,704,540

Total Non-interest Expense	9,805,051	10,811,496

Income Before Income Taxes	4,783,902	3,216,938
Income Taxes	1,757,000	1,112,300

Net Income	$3,026,902	$2,104,638
Per Share Data: (note E)
Net Income — Basic	$0.22	$0.16
Net Income — Diluted	$0.22	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

VIBCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

	Common Shares			Accumulated
				Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance January 1, 2001	12,168,644	$62,283,298	$9,173,494	$(606,003)	$70,850,789
Comprehensive Income
Net income			9,222,088		9,222,088
Other comprehensive income
Unrealized gain on securities, net of taxes of $1,320,756				1,900,600	1,900,600
Less reclassification adjustments for gains included in net income, net of taxes of $779,201				(1,121,290)	(1,121,290)

Total Comprehensive income					10,001,398
Cash dividends			(23,589)		(23,589)
Stock dividend	744,188	6,563,516	(6,563,516)		—
Exercise of stock options	125,656	808,891			808,891

Balance at December 31, 2001	13,038,488	69,655,705	11,808,477	173,307	81,637,489
Comprehensive Income
Net income			3,026,902		3,026,902
Other comprehensive income
Unrealized gains on securities, net of taxes of $344,775				(496,140)	(496,140)
Less reclassification adjustments for gains included in net income, net of taxes of $12,338				(17,754)	(17,754)

Total Other comprehensive Income					(513,894)

Total Comprehensive income					2,513,008
Stock dividend	393,764	4,823,609	(4,823,609)		—
Exercise of stock options	87,084	716,410			716,410

Balance at March 31, 2002	13,519,336	$75,195,724	$10,011,770	$(340,587)	$84,866,907

The accompanying notes are an integral part of the consolidated financial statements.

VIBCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three-Month
	Periods Ended
	March 31,

	2002	2001

Cash flow from operating activities:
Net income	$3,026,902	$2,104,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	842,313	1,029,735
Deferred income taxes	1,110,462	70,423
Provision for credit losses	625,000	750,000
Originations of loans held for sale	(6,342,270)	(12,026,304)
Proceeds from sale of loans	6,789,842	13,757,465
Net gain on loan sales	(545,572)	(208,481)
Loss on sale of other real estate owned	—	81,148
Net increase/(decrease) in cash surrender value of life insurance	(384,800)	(348,393)
Net realized gains in available for sale securities	(99,861)	(830,895)
Net amortization of premium/discount on available for sale securities	354,207	(18,524)
Net change in accrued interest, other assets, and other liabilities	(511,317)	3,217,308

Net cash provided by operating activities	4,864,906	7,578,120
Cash flow from investing activities:
Purchases of investment securities	(59,876,936)	(17,911,993)
Proceeds from sales of other real estate owned	—	1,536,529
Proceeds from sales of investment securities	6,223,401	25,428,497
Proceeds from maturities of investment securities	41,925,580	36,841,385
Purchase of Cash Surrender Value Life Insurance	(8,000,000)	—
Net change in loans	(7,023,377)	8,931,006
Premises and equipment expenditures	(328,572)	(526,448)
Net (increase)/decrease in interest bearing deposits	597,161	982,905

Net cash (used)/provided by investing activities	(26,482,743)	55,281,881
Cash flow from financing activities:
Net increase/(decrease) in demand deposits and savings	8,601,027	(3,114,332)
Net increase/(decrease) in time deposits	21,851,632	15,933,117
Net change in capitalized lease obligations	4,333	6,746
Net change in fed funds purchased	600,000	(750,000)
Net change in other borrowings	(27,921,581)	(54,200,000)
Proceeds from Capital Securities	—	—
Payments for dividends	—	—
Proceeds from exercise of stock options	716,410	278,884

Net cash (used)/provided by financing activities	3,851,821	(41,845,585)
Net change in cash and cash equivalents	($17,766,016)	$21,014,416

Cash and cash equivalents:
Beginning of period	$58,664,524	$51,604,079
End of period	$40,898,508	$72,618,495
Supplemental disclosure of cash flow information:
(in Thousands)
Interest paid	$5,997	$10,463
Income taxes paid	$350	$8

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A)  General

     See Note A of Notes to Financial Statements incorporated by reference in the Company’s 2001 Annual Report on Form 10-K for a summary of significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s 2001 Annual Report on Form 10-K, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB Corp include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, Valley Capital Trust, VIBC Capital Trust I, Valley Capital Trust II, and VIBC Services Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period’s classifications.

(B)  Investment Securities

     The Company’s investment securities portfolio at March 31, 2002 had a net unrealized loss of approximately $597,000, as compared with a net unrealized gain of approximately $294,000 at December 31, 2001, a decrease during the three months beginning January 1, 2002 of $891,000. The change for the period is attributable to the recomposition of the portfolio using a leveraging strategy to enhance earnings.

     Investment Securities

March 31, 2002

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
($ in 000,s)
Available-for Sale Securities:
U.S. Treasury Securities	$252	$2	$—	$254
U.S. Government and Agency Securities	48,633	—	280	48,353
State and Political Subdivisions	38,329	62	197	38,194
Mortgage-Backed Securities	112,941	149	222	112,868
Other Equity	5,535	—	111	5,424

	$205,690	$213	$810	$205,093

December 31, 2001

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
($ in 000,s)
Available-for Sale Securities:
U.S. Treasury Securities	$22,252	$2	$13	$22,241
U.S. Government and Agency Securities	30,482	96	8	30,570
State and Political Subdivisions	39,471	308	663	39,116
Mortgage-Backed Securities	96,571	721	71	97,221
Other Equity	5,402	55	134	5,323

	$194,178	$1,182	$889	$194,471

     Investment securities carried at approximately $187,775,000 and $186,576,000, at March 31, 2002 and December 31,2001, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.

(C)  Loans

     The Company’s loan portfolio consists primarily of loans to borrowers within southern and central California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon single class of collateral, real estate and agricultural associated businesses are among the principal industries in the Company’s market area. As a result, the Company’s loan and collateral portfolio are, to some degree, concentrated in those industries.

     The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At March 31, 2002 and December 31, 2001 the Company was servicing approximately $79,133,000 and $80,028,000, respectively, in loans previously sold.

     A summary of the changes in the allowance for credit losses follows:

	March 31, 2002	December 31,2001
($ In 000's)
Balance at beginning of year	$9,344	$8,298
Additions to the allowance charged to expense	625	3,000
Recoveries on loans charged off	54	224
Loans charged off	102	2,178

Balance at end of period	$9,921	$9,344

A summary of nonperforming loans and assets follows:

	March 31, 2002	December 31,2001
($ in 000,s)
Non-accrual loans	$15,624	$14,095
Loans 90 days past due and still accruing	12	—

Total nonperforming loans	15,636	14,095
Other Real Estate Owned	3,327	3,139

Total nonperforming assets	$18,963	$17,234
Nonperforming loans to total ending loans	1.87%	1.70%
Nonperforming assets to total loans and Other Real Estate Owned	2.26%	2.07%

(D)  Other Expenses

Other expenses for the periods indicated are as follows:

	March 31, 2002	March 31, 2001
($ in 000,s)
Data Processing	$738	$713
Advertising	159	92
Legal and Professional	650	1,008
Regulatory Assessments	39	40
Insurance	30	31
Amortization of Intangibles	120	322
Office Expenses	607	607
Promotion	320	427
Other	563	465

Total Other Expenses	$3,226	$3,705

(E)  Earnings Per Share

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 13,483,532 for the three months ended March 31, 2002 and 13,323,863 for the three months ended March 31, 2001, respectively.

     Diluted earnings per share for the three-month periods ended March 31, 2002 and 2001, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods as follows: 13,749,733 for the three months ended March 31, 2002 and 13,375,098 for the three months ended March 31, 2001. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

(F)  Commitments and Contingencies

     The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to make loans and standby letters of credit.

     Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

     At March 31, 2002 and December 31, 2001, commitments to make loans totaled $273.6 million and $288.7 million, and standby letters of credit totaled $3.8 million and $1.6 million, respectively.

     Since commitments to make loans may expire without being used, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using managements’ credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

(G)  Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other identifiable intangible assets, which include deposit-based intangibles, will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of long-Lived Assets to be Disposed Of.” Useful lives of amortizable intangible assets are required to be reevaluated each reporting period with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life.

     The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company no longer amortizes goodwill. The following table presents the effect the adoption of SFAS 142 would have had on the quarter ending March 31, 2001, and the year ending December 31, 2001 had SFAS 142 been applied retroactively:

	March 31, 2002	March 31, 2001	December 31, 2001
($000's except for earnings per share)
Net income	$3,027	$2,105	$9,222
Addback: Goodwill amortization	—	202	808

Adjusted net income	$3,027	$2,307	$10,030
Basic earnings per share:
Net income	$.22	$.16	$.69
Goodwill amortization	—	.01	.06

Adjusted net income	$.22	$.17	$.75
Diluted earnings per share
Net income	$.22	$.16	$.68
Goodwill amortization	—	.01	.06

Adjusted net income	$.22	$.17	$.74

     The Company has 6 months from the date of adoption to complete the initial test for impairment of Goodwill and will perform that test by June 30, 2002.

     Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 121. That is, if a triggering event occurs, the recoverability of the intangible asset’s cost must be evaluated. Where the carrying amount is not recoverable, the Company must test the carrying amount of the intangible asset for impairment. Examples of triggering events are:

1.	The asset market value decreases significantly.

2.	The use of the asset is significantly changed in extent or manner.

3.	Legal factors or business climate changes adversely affect asset value.

4.	Regulator’s adverse assessment or action.

5.	Original expected costs are significantly exceeded.

6.	A history of cash flow losses and continued asset losses are forecasted.

As of March 31, 2002, there has been no triggering event that would cause the Company to reevaluate the recoverability of its intangible assets. During the quarter ending March 31, 2002, the Company reevaluated the remaining useful lives of all previously recognized intangible assets and adjusted those lives prospectively, where appropriate.

     Other intangible assets at March 31, 2002 consisted of core deposit intangibles with a carrying value of $ 2,996,577. Accumulated amortization through March 31, 2002 was $ 1,897,388. Amortization expense for the periods ended March 31, 2002, and March 31, 2001 was $119,523 in each period.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company’s financial condition, results of operations, cash flow and capital resources. This discussion should be read in conjunction with the attached Financial Statements included in Item 1, and the Company’s Annual Report on Form 10-K. This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. For a discussion of factors that could cause actual results to differ, please see the Company’s publicly available Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2001 and particularly the discussion of “Other Significant Factors” within that document.

     GENERAL

     VIB Corp was incorporated in California on November 7, 1997 under the laws of the State of California at the direction of the Board of Directors of Valley Independent Bank (“VIB” or the “Bank”) for the purpose of becoming a bank holding company. The holding company organization was consummated on March 12, 1998, pursuant to a Plan of Reorganization and Merger Agreement dated November 18, 1997, and each outstanding share of VIB’s Common Stock was converted into one share of the Company’s Common Stock and all outstanding shares of VIB’s Common Stock were transferred to the Company in a transaction accounted for as a pooling of interests. Further, each outstanding warrant to purchase VIB’s Common Stock, issued in connection with VIB’s 1997 unit offering, was converted into a warrant to purchase the Company’s Common Stock. The conversion period for these warrants expired on October 29, 1999.

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

     The Stockdale merger was accounted for as a pooling of interests. The Company issued 2,896,764 shares of its Common Stock (adjusted for subsequent stock dividends) in exchange for all 1,212,265 shares of Stockdale’s issued and outstanding common stock.

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

     On September 7, 1999, VIB Corp, Kings River State Bank and Kings River Bancorp, headquartered in Reedley, California, entered into an Agreement and Plan of Reorganization pursuant to which Kings River State Bank would become a wholly- owned subsidiary of VIB Corp and would continue to operate under its separate California commercial bank charter. Upon consummation of the merger on January 7, 2000, Kings River Bancorp’s shareholders received approximately $21.7 million in exchange for their stock.

     For the year ended December 31, 1999, Kings River Bancorp had total assets of $87.2 million, interest and non-interest income of $8.0 million and pretax income of $1.9 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principals Board Opinion No. 16, “Business Combinations.” Under this method of accounting, the purchase price is allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. Goodwill arising from this transaction totaled $13.6 million. The results of Kings River Bancorp’s operations were included in those reported by the Company beginning January 10, 2000.

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

     On September 14, 2001 the Company invested $2,000,000 in the Series A Convertible Preferred Stock of Lenders Services Acquisition Corp. (“LSAC”), representing an 22.5% interest in the total issuance of the Series A Preferred Stock. LSAC is a newly organized Delaware corporation formed for the purpose of acquiring all of the outstanding stock of Diversified Capital Holdings, Inc., a California-based insurance holding company whose principal subsidiaries are Northern Counties Title Insurance Company, a title insurance underwriter, and South Coast Title Company, a title insurance agency. The Company’s decision to invest in LSAC was made to maintain and diversify sources of non-interest income. The Series A Preferred Stock was issued by LSAC pursuant to a private placement to financial institution holding companies. In addition to the 811,500 shares of the Series A Preferred Stock outstanding, LSAC has 109,090 shares of Common Stock outstanding. The Series A Preferred Stock is initially convertible into the Common on a one-for-one basis. On September 14, 2001, LSAC also consummated its acquisition of Diversified Capital Holdings, Inc. LSAC has since changed its name to Diversified Holding Corporation and formed AT Services, LLC to manage its and its subsidiaries trust deposits.

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

     During 2001 and 2002 the Company did not conduct any business other than through VIB, Stockdale, Kings River and VIBC Services and as described above. At year-end, the Company had total consolidated assets of $1,168 million. Upon consummation of the transactions described above, the Company conducts its banking business only through VIB. Neither the Company nor VIB earn revenues from sources outside of the United States.

     Consolidated net income for the three months ended March 31, 2002 was $3.0 million or $.22 per share diluted based upon average shares outstanding of 13,749,733. This compares with net income of $2.1 million or $.16 per share fully diluted based upon the average shares outstanding of 13,375,098 for the same period in 2001.

     Total gross loans at March 31, 2002 were $844.7 million, which represented an increase of $4.9 million or .6% from December 31, 2001. Since March 31, 2001, total gross loans have increased $34.6 million or 4.3%.

     On March 13, 2002, the Board of Directors approved a 3% stock dividend for shareholders of record on May 24, 2002. The dividend will be paid on June 14, 2002. All per share figures have been adjusted for this and previous stock dividends.

     The Company’s Internet “home page” on the World Wide Web is: www.vibcorp.com. VIB has a home page, located at: www.vibank.com.

     NET INTEREST INCOME

     Average interest-earning assets totaled $1,036.6 million during the three months ended March 31, 2002, an increase of $24.4 million or 2.4% compared to the same period last year. This growth was highlighted by an increase in average total loans of $12.2 million, or 1.5%, to $827.0 million and an increase in average investments of $10.4 million, or 5.3%, to $206.7 million. Average interest-bearing liabilities in the first three months of 2002 decreased $15.6 million, or 1.9%, to average $823.7 million as compared to the same period last year. During this comparative period average interest-bearing deposit categories decreased $49.1 million, or 7.0%, to $656.6 million. Average borrowed funds increased $33.5 million, or 25.1%, to $167.1 million during the same time frame

     Interest income for the three-month period ending March 31, 2002 was $18.4 million, a decrease of $4.1 million or 18.2% compared to the first three months in 2001. The decrease in interest income was primarily the result of a declining interest rate environment during the year 2001. The yield on interest-earning assets decreased 181 basis points to 7.20% for the three-month period ended March 31, 2002 from 9.01% for the comparative period last year.

     Interest expense decreased $4.4 million or 41.4% during the three months ended March 31, 2002 as compared to the same period last year. The decrease in interest expense was principally the result of the declining interest rate environment and a shift in deposit mix from interest bearing deposits to non interest-bearing deposits. The cost of interest bearing funds decreased 208 basis points from 5.17% for the three months ended March 31, 2001 to 3.09% for the three months ended March 31, 2002. The cost of funds decrease was also primarily the result of the declining interest rate environment.

     Net interest income was $12.1 million for the three months ending March 31, 2002, representing an increase of $.3 million or 2.8% from the same period ended March 31, 2001. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest- bearing liabilities, increased to 4.11% for the period ending March 31, 2002, compared to 3.84% for the same period in 2001. Net interest income as a percentage of average interest-earning assets, or the net interest margin, increased to 4.74% for the period ending March 31, 2002, compared to 4.72% for the period ending March 31, 2001. The increases in net interest spread and net interest margin were due to the greater proportionate growth in the higher yielding interest-earning asset categories along with a lower cost mix of interest-bearing liabilities offset to some degree by the faster repricing of the Company’s earning assets as compared to interest-bearing liabilities in a period of declining interest rates.

     The year 2001 was characterized by a declining rate environment. Interest rates began a steady decline during the first quarter of 2001 and continued their decline through the first quarter of 2002. The yield on earning assets for the year 2001 was 8.25% as compared to 9.01% for the quarter ended March 31, 2001 and 7.20% for the quarter ended March 31, 2002. The cost of interest bearing liabilities for the year 2001 was 4.27% as compared to 5.17% for the quarter ended March 31, 2001 and 3.09% for the quarter ended March 31, 2002.

     PROVISION FOR CREDIT LOSSES

     The allowance for credit losses at March 31, 2002 was $9.9 million, compared to $8.8 million at March 31, 2001, an increase of $1.1 million or 12.69%. As a percent of total loans, the allowance was 1.17% at March 31, 2002, compared to 1.09% at March 31, 2001 and 1.12% at December 31, 2001. Due to the California energy issue, and its possible effect on the Company’s portfolio, an additional allocation was added to the allowance in the first quarter of 2001. As the Company gathered more information regarding the possible effect of the California energy issue on its loan customers, the Company removed this allocation later in the year. In the future the Company may again add to the allowance due to the risk of energy-related defaults but at the current time it has not perceived an increased level of risk due to this issue.

     The provision for credit losses was $625,000 for the first three months of 2002, compared with $750,000 provided for the three months ended March 31, 2001, a decrease of 16.67%.

     Total non-performing loans as of March 31, 2002 were $15.6 million as compared to $9.5 million at March 31, 2001 and $14.1 million at December 31, 2001. Non-performing loans increased $1.5 million during the three months ended March 31,

2002. The increase over the first quarter of 2001 is mainly attributable to two related loans on a hotel placed in non-accrual status. The loans are fully secured and in the process of collection, with the full recovery of principal expected in the next quarter. By continuing to build the loan loss reserve combined with the resolution of the two problem hotel loans the Company anticipates seeing an improvement in its coverage and reserve ratios.

     Net charge-offs were $48,000 for the three months ended March 31, 2002. This represents an decrease of $196,000 when compared to $244,000 in net charge offs for the same period in 2001.

     The Bank has an established standard process for assessing the adequacy of the allowance for credit losses. In addition to reviewing the inherent risks of its loan portfolio, consideration is given to exposures such as economic conditions, credit concentrations, collateral coverage, the composition of the loan portfolio and trends in delinquencies. Specific allocations are identified by individual loans with general allocations assigned to the various loan categories. Loans classified by VIB’s internal review or by the regulatory authorities are included in the process of assessing the adequacy of the allowance for credit losses. This process seeks to maintain an allowance level adequate to provide for potential losses.

     Management of the Company believes the allowance at March 31, 2002, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Bank’s loan portfolio.

     NON-INTEREST INCOME

     Total non-interest income amounted to $3.1 million for the three months ended March 31, 2002 representing an increase of $.1 million or 3.4% compared with the same period in the prior year. The primary reasons for the increase in non-interest income were an increase in service charges and fees of $274,000, an increase in gain on the sale of loans of $337,000, and an increase in other income of $248,000 offset to some extent by a reduction of $731,000 in gain on the sale of securities.

     The increase in service charges and fees is related to the Company’s consolidation of its product line, the establishment of new products, and growth in its core deposit base. The two major components of the increase in other income were dividend income from AT Services of $95,000 and a reduction in losses on the sale of other real estate owned of $81,000.

     NON-INTEREST EXPENSE

     Total non-interest expense for the three months ended March 31, 2002 was $9.8 million, a decrease of $1.0 million or 9.3% as compared to the same period in 2001.

     Salary expense during the three months ended March 31, 2002 was $3.6 million, a decrease of $542,000 or 13.2% over the comparable period in 2001. The reduction in salary expense is partially attributable to $200,000 in severance being paid in the period ended March 31, 2001 and the Company’s concentrated effort to reduce overhead by taking a number of actions to improve efficiencies and provide cost savings. These actions included the dissolution of its mortgage-banking business, consolidation of its three subsidiary banks into one, and simplification of its product line. It is anticipated that the full effect of these changes will be reflected in the financial performance of the Company for the full year 2002. Employee benefits expense was $1.3 million for the period ending March 31, 2002, an increase of only $28,000 or 2.2% from the same period in the prior year. The Company’s contribution to the Employee Stock Ownership Plan for the first quarter ended March 31, 2002 was $120,000 as compared to $83,000 for the quarter ended March 31, 2001.

     Occupancy expense was $857,000 for the three-month period ended March 31, 2002, a decrease of $7,000 or .8% as compared to the first three months in 2001. Furniture and equipment expense was $839,000 for the three-month period ended March 31, 2002, a decrease of $7,000 or .8% from the same period in 2001. These decreases were primarily the result of the Company’s contraction of its geographic market area through the closing of its Yuma, Arizona loan production office along with decreased depreciation expense on the planned obsolescence of furniture and equipment.

     Other operating expense amounted to $3.2 million during the three-month period ended March 31, 2002, a decrease of $478,000 or 12.9% from the same period in the prior year. The decrease was attributable to decreases in legal expense, other professional fees and amortization of intangibles.

     INCOME TAXES

     Income tax expense for the three months ending March 31, 2002 was $1,757,000 as compared with $1,112,000 for the same period in 2001. The increase in expense was primarily attributable to a $1.9 million increase in taxable operating income. The Company’s effective tax rate was 36.7% for the three months ended March 31, 2002 as compared to 34.6% for the same period in the prior year due primarily to a decrease of $.3 million in nontaxable interest income.

     CAPITAL RESOURCES

     Total stockholders’ equity as of March 31, 2002 was $84.9 million, which represented an increase of $3.2 million from December 31, 2001, and $10.4 million from March 31, 2001. The increase since December 31, 2001 included $3.0 million in net income, $.7 million from the exercising of stock options, and a $.5 million decrease in the cumulative unrealized gain on securities classified as available for sale. The increase since March 31, 2001 included $10.1 million in net income and a $1.0 million decrease in the cumulative unrealized gain on securities classified as available for sale.

     Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At March 31, 2002 the Tier 1 and total risk based capital ratios were 10.57% and 12.20%, respectively, compared to 9.41% and 11.36%, respectively, at March 31, 2001. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.52% at March 31, 2002, compared to 7.27% at March 31, 2001. The Company’s leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company’s capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

     LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     VIB’s liquidity position remains adequate to meet future contingencies. At March 31, 2002 VIB had $128.9 million in net Federal funds purchased and FHLB advances outstanding. This compared to $38.7 million in net Federal funds outstanding at March 31, 2001. Since December 31, 2001, net Federal funds purchased and FHLB advances have decreased $25.8 million. VIB’s liquidity ratio at March 31, 2002 was 19.9%. This ratio represented an increase from 19.1% at March 31, 2001 and a decrease from 21.4% at December 31, 2001.

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

     The following tables present the Company’s projected changes in NPV and net interest income for the various rate shock levels as of March 31, 2002. Although the majority of the assets and liabilities are at the bank level, the table does include the effect of the Company’s trust preferred obligations.

VIB CORP
Change in Net Portfolio Value
at March 31, 2002

	Net	Actual	Percentage
Change in Interest Rates	Portfolio Value	Change	Change

(Dollars in Thousands)
300 basis point rise	$149,643	$3,180	2.2%
200 basis point rise	152,661	6,199	4.2%
100 basis point rise	153,372	6,910	4.7%
Base Rate Scenario	146,462	—	—
100 basis point decline	129,850	(16,612)	(11.3%)
200 basis point decline	108,096	(38,367)	(26.2%)
300 basis point decline	94,945	(51,518)	(35.2%)

Change in Net interest Income
at March 31, 2002

	Net	Actual	Percentage
Change in Interest Rates	Portfolio Value	Change	Change

(Dollars in Thousands)
300 basis point rise	$47,444	$1,212	2.6%
200 basis point rise	47,515	1,283	2.8%
100 basis point rise	46,939	707	1.5%
Base Rate Scenario	46,232	—	—
100 basis point decline	44,260	(1,972)	(4.3%)
200 basis point decline	42,054	(4,178)	(9.0%)
300 basis point decline	38,673	(7,559)	(16.3%)

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

The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of “trust preferred” securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company’s expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from its subsidiaries to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the “trust preferred” securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital. At March 31, 2002 the Company had adequate liquidity to meet its anticipated funding needs.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of 1.0% at March 31, 2002 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information in response to this item is included in ITEM 2 — MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     Not Applicable.

     (b)  Current Reports on Form 8-K:

     During the quarter ended March 31, 2002 the Company did not file any Current Reports on Form 8-K.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIB CORP

Date: May 3, 2002

/s/ Dennis L. Kern Dennis L. Kern, President and Chief Executive Officer

/s/ Harry G. Gooding, III Harry G. Gooding, III, Executive Vice President and Chief Financial Officer