Form 10-Q
period 2002-06-30
VIB CORP
filed 2002-08-09
CIK 1051345

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________________________ to ____________________________

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

     Yes [X]         No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,587,031 shares as of August 2, 2002.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit 3.1
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders’ Equity for the period ended June 30, 2002 have been prepared by VIB Corp (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended June 30, 2002 have been made. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition
June 30, 2002 and December 31, 2001
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$47,726,877	$57,164,524
Federal funds sold	—	1,500,000

Total cash and cash equivalents	47,726,877	58,664,524
Interest bearing deposits	64,855	648,035
Securities available for sale (note B)	334,629,506	194,471,496
Federal Home Loan and Federal Reserve Bank stock, at cost	13,727,950	11,140,250
Loans: (note C)
Commercial	78,538,607	84,744,363
Agricultural	38,976,153	53,287,734
Real estate-construction	187,023,255	164,862,160
Real estate-other	523,098,697	506,505,603
Consumer	28,650,582	32,520,842

Total Loans	856,287,294	841,920,702
Net deferred loan fees	(4,248,821)	(4,146,246)
Allowance for credit losses	(9,978,599)	(9,344,248)

Net Loans	842,059,874	828,430,208
Premises and equipment	11,453,881	12,310,908
Other real estate owned	1,631,562	3,138,697
Cash surrender life insurance	31,301,086	22,581,441
Deferred tax asset	6,120,010	7,338,000
Goodwill and intangible assets	16,842,386	17,149,444
Accrued interest and other assets	14,180,547	12,363,751

TOTAL ASSETS	$1,319,738,534	$1,168,236,754

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition
June 30, 2002 and December 31, 2001
(Unaudited)

	June 30,	December 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$241,906,879	$239,820,321
Money Market and NOW	215,632,866	205,078,944
Savings	73,782,734	63,806,829
Time deposits under $100,000	194,967,503	182,953,344
Time deposits $100,000 and over	242,257,493	193,270,400

Total Deposits	968,547,475	884,929,838
Federal Home Loan Bank advances	213,323,209	156,218,358
Capital lease obligation	2,985,772	2,976,966
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company	33,313,824	33,360,672
Accrued interest and other liabilities	9,580,996	9,113,431

Total Liabilities	1,227,751,276	1,086,599,265
Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; Issued and outstanding: None	—	—
Common stock, no par value, 125,000,000 shares authorized; Issued and outstanding: 13,573,885 in 2002 and 13,038,488 in 2001	75,557,161	69,655,705
Retained Earnings	13,741,844	11,808,477
Accumulated other comprehensive income, net of tax of $1,849,300 in 2002 and $120,433 in 2001	2,688,253	173,307

Total Stockholders’ Equity	91,987,258	81,637,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,319,738,534	$1,168,236,754

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended		Period Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Interest Income:
Interest and Fees on Loans	$16,235,404	$19,109,456	$32,179,104	$38,736,513
Interest on Investment Securities — Taxable	3,325,739	1,441,601	5,371,803	3,575,794
Interest on Investment Securities — Nontaxable	400,098	540,904	794,109	1,230,327
Other Interest Income	891	143,422	12,595	176,878

Total Interest Income	19,962,132	21,235,383	38,357,611	43,719,512
Interest Expense:
Interest on Money Market and NOW	785,713	1,123,484	1,507,184	2,697,324
Interest on Savings Deposits	149,355	196,793	286,973	434,538
Interest on Time Deposits	3,122,990	5,956,405	6,348,457	12,482,590
Interest on Trust Preferred Securities	703,154	810,262	1,380,676	1,620,865
Interest on Other Borrowings	1,797,974	925,425	3,305,002	2,470,107

Total Interest Expense	6,559,186	9,012,369	12,828,292	19,705,424

Net Interest Income	13,402,946	12,223,014	25,529,319	24,014,088
Provision for Credit Losses	624,999	750,000	1,249,998	1,500,000

Net Interest Income after Provision for Credit Losses	12,777,947	11,473,014	24,279,321	22,514,088
Non-interest Income:
Service Charges and Fees	1,975,580	1,768,432	3,816,375	3,334,759
Gain on Sale of Loans and Servicing Fees	84,881	275,479	703,697	585,438
Gain on Sale of Securities	(15)	641,783	30,077	1,472,678
Dividends on Cash Surrender Value of Life Insurance	340,875	343,668	688,384	687,336
Other Income	50,130	65,978	300,497	2,489

Total Non-interest Income	2,451,451	3,095,340	5,539,030	6,082,700
Non-interest Expense:
Salaries and Employee Benefits	4,773,341	5,551,603	9,656,045	10,948,991
Occupancy Expenses	907,524	876,343	1,764,247	1,739,617
Furniture and Equipment	832,959	910,225	1,672,101	1,756,519
Other Expenses (note D)	3,388,215	3,638,962	6,614,697	7,343,502

Total Non-interest Expense	9,902,039	10,977,133	19,707,090	21,788,629

Income Before Income Taxes	5,327,359	3,591,221	10,111,261	6,808,159
Income Taxes	1,707,641	1,291,000	3,464,641	2,403,300

Net Income	$3,619,718	$2,300,221	$6,646,620	$4,404,859
Per Share Data: (note E)
Net Income — Basic	$0.27	$0.17	$0.49	$0.33
Net Income — Diluted	$0.26	$0.17	$0.48	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

	Common Shares			Accumulated
				Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance January 1, 2001	12,168,644	$62,283,298	$9,173,494	($606,003)	$70,850,789
Comprehensive Income
Net Income			9,222,088		9,222,088
Other comprehensive income
Unrealized gain on securities, net of taxes of $1,320,756				1,900,600	1,900,600
Less reclassification adjustments For gains included in net income, Net of taxes of $779,201				(1,121,290)	(1,121,290)
Total Comprehensive income					10,001,398
Cash dividends			(23,589)		(23,589)
Stock dividends	744,188	6,563,516	(6,563,516)		—
Exercise of stock options	125,656	808,891			808,891

Balance at December 31, 2001	13,038,488	69,655,705	11,808,477	173,307	81,637,489
Comprehensive income
Net Income			6,646,620		6,646,620
Other comprehensive income
Unrealized gains on securities, net of taxes of $1,760,001				2,532,685	2,532,685
Less reclassification adjustments for gains included in net income, net of taxes of $12,338				(17,739)	(17,739)
Total Other comprehensive income					2,514,946
Total Comprehensive income					9,161,566
Cash dividends			(17,268)		(17,268)
Stock dividends	392,838	4,695,985	(4,695,985)		—
Exercise of stock options	142,559	1,205,471			1,205,471

Balance at June 30, 2002	13,573,885	$75,557,161	$13,741,844	$2,688,253	$91,987,258

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six-Month Periods Ended June 30,

	2002	2001

Cash flow from operating activities:
Net income	$6,646,620	$4,404,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,722,230	2,074,176
Deferred income taxes	(510,877)	(279,390)
Provision for credit losses	1,249,998	1,500,000
Originations of loans held for sale	(10,287,748)	(31,691,990)
Proceeds from sale of loans	6,816,822	30,516,917
Net gain on loan sales	(572,552)	(402,266)
Loss on sale of other real estate owned	36,444	53,785
Net increase in cash surrender value of life insurance	(719,645)	(685,173)
Net realized gains on available for sale securities	(30,077)	(1,472,678)
Net amortization of premium/discount on available for sale securities	665,694	51,718
Net change in accrued interest, other assets, and other liabilities	(1,349,231)	1,350,397

Net cash provided by operating activities	3,667,678	5,420,355
Cash flow from investing activities
Purchase of investment securities	(202,664,910)	(65,630,264)
Proceeds from sales of other real estate owned	1,770,448	2,167,995
Proceeds from sales of investment securities	6,441,531	50,966,251
Proceeds from maturities of investment securities	57,085,865	84,839,324
Purchase of Cash Surrender Value Life Insurance	(8,000,000)	—
Net change in loans	(11,135,943)	(8,592,122)
Premises and equipment expenditures	(558,145)	(1,039,865)
Net (increase)/decrease in interest bearing deposits	583,180	1,301,253

Net cash (used)/provided by investing activities	(156,477,974)	64,012,572
Cash flow from financing activities
Net increase/(decrease) in demand deposits and savings	22,616,385	(3,032,299)
Net increase/(decrease) in time deposits	61,001,252	(11,809,779)
Net change in capitalized lease obligations	8,806	13,711
Net change in fed funds purchased	—	(55,200,000)
Net change in other borrowings	57,058,003	(750,000)
Payments for dividends	(17,268)	(10,693)
Proceeds from exercise of stock options	1,205,471	342,609

Net cash (used)/provided by financing activities	141,872,649	(70,446,451)
Net change in cash and cash equivalents	$(10,937,647)	$(1,013,524)

Cash and cash equivalents
Beginning of period	$58,664,524	$51,604,079
End of period	$47,726,877	$50,590,555
Supplemental disclosure of cash flow information: (in thousands) Cash paid for interest expense	$12,133	$19,532
Cash paid (received) for income taxes	$4,932	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A) General

     See Note A of Notes to Financial Statements incorporated by reference in the Company’s 2001 Annual Report on Form 10-K for a summary of significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s 2001 Annual Report on Form 10-K, and reflect adjustments that are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year. The unaudited financial statements of VIB Corp include the accounts of the Company and its wholly owned subsidiaries, Valley Independent Bank, Valley Capital Trust, VIBC Capital Trust I, Valley Capital Trust II, VIBC Services Company and Valley Independent Bank’s wholly owned subsidiary, VIB Investment Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform to the current period’s classifications.

(B) Investment Securities

     The Company’s investment securities portfolio at June 30, 2002 had a net unrealized gain of approximately $4,538,000, as compared with a net unrealized gain of approximately $294,000 at December 31, 2001, an increase during the six months beginning January 1, 2002 of $4,244,000. The change for the period is attributable to the recomposition of the portfolio using a leveraging strategy to enhance earnings.

     Investment Securities

	June 30, 2002

		Gross Unrealized	Gross Unrealized
($ in 000's)	Gross Amortized Cost	Gains	Losses	Fair Value

Available-for Sale Securities:
U.S. Treasury Securities	$499	$1	$—	$500
U.S. Government and Agency Securities	50,439	494	5	50,928
State and Political Subdivisions	38,150	536	—	38,686
Mortgage-Backed Securities	235,488	3,559	—	239,046
Other Equity	5,516	67	114	5,470

	$330,092	$4,657	$119	$334,630

	December 31, 2001

		Gross Unrealized	Gross Unrealized
($ in 000's)	Gross Amortized Cost	Gains	Losses	Fair Value

Available-for Sale Securities:
U.S. Treasury Securities	$22,252	$2	$13	$22,241
U.S. Government and Agency Securities	30,482	96	8	30,570
State and Political Subdivisions	39,471	308	663	39,116
Mortgage-Backed Securities	96,571	721	71	97,221
Other Equity	5,402	55	134	5,323

	$194,178	$1,182	$889	$194,471

     Investment securities carried at approximately $319,299,000 and $186,576,000, at June 30, 2002 and December 31,2001, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.

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

     The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At June 30, 2002 and December 31, 2001 the Company was servicing approximately $78,690,000 and $80,028,000, respectively, in loans previously sold.

     A summary of the changes in the allowance for credit losses follows:

	Six months ended	Twelve months ended
($ In 000's)	June 30, 2002	December 31,2001

Balance at beginning of year	$9,344	$8,298
Additions to the allowance charged to expense	1,250	3,000
Recoveries on loans charged off	77	224
Loans charged off	692	2,178

Balance at end of period	$9,979	$9,344

A summary of nonperforming loans and assets follows:

($ in 000's)	June 30, 2002	December 31,2001

Non-accrual loans	$15,088	$14,095
Loans 90 days past due and still accruing	61	—

Total nonperforming loans	15,149	14,095
Other Real Estate Owned	1,632	3,139

Total nonperforming assets	$16,781	$17,234
Nonperforming loans to total ending loans	1.80%	1.70%
Nonperforming assets to total loans and Other Real Estate Owned	1.99%	2.07%

(D) Other Expenses

Other expenses for the periods indicated are as follows:

($ in 000's)	June 30, 2002	June 30, 2001

Data Processing	$1,514	$1,407
Advertising	324	232
Legal and Professional	1,459	1,749
Regulatory Assessments	77	82
Insurance	65	56
Amortization of Intangibles	307	643
Office Expenses	1,137	1,239
Promotion	676	927
Other	1,056	1,009

Total Other Expenses	$6,615	$7,344

(E) Earnings Per Share

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 13,539,991 for the three months ended June 30, 2002 and 13,367,586 for the three months ended June 30, 2001; 13,511,083 for the six months ended June 30, 2002 and 13,341,160 for the six months ended June 30, 2001.

     Diluted earnings per share for the three and six-month periods ended June 30, 2002 and 2001, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods as follows: 13,935,997 for the three months ended June 30, 2002 and 13,428,267 for the three months ended June 30, 2001; 13,842,186 for the six months ended June 30, 2002 and 13,397,118 for the six months ended June 30, 2001. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

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

     At June 30, 2002 and December 31, 2001, commitments to make loans totaled $274.9 million and $288.7 million, and standby letters of credit totaled $4.4 million and $1.6 million, respectively.

     Since commitments to make loans may expire without being used, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using managements’ credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

(G) Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other identifiable intangible assets, which include deposit-based intangibles, will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of long-Lived Assets.” Useful lives of amortizable intangible assets are required to be reevaluated each reporting period with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life.

     The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company no longer amortizes goodwill. The following table presents the effect the adoption of SFAS 142 would have had on the period ended June 30, 2001 had SFAS 142 been applied retroactively:

	Three Months ended		Six months ended

($000's except for earnings per share)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income	$3,620	$2,300	$6,647	$4,405
Addback: Goodwill amortization	—	202	—	404

Adjusted net income	$3,620	$2,502	$6,647	$4,809
Basic earnings per share:
Net income	$.27	$.17	$.49	$.33
Goodwill amortization	—	.01	—	.03

Adjusted net income	$.27	$.18	$.49	$.36
Diluted earnings per share:
Net income	$.26	$.17	$.48	$.33
Goodwill amortization	—	.01	—	.03

Adjusted net income	$.26	$.18	$.48	$.36

     The Company’s initial test for impairment of goodwill as of December 31, 2001 has been performed utilizing both the market and cost approach and both methods indicated no impairment of goodwill.

     Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 144. That is, if a triggering event occurs, the recoverability of the intangible asset’s cost must be evaluated. Where the carrying amount is not recoverable, the Company must test the carrying amount of the intangible asset for impairment. Examples of triggering events are:

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

As of June 30, 2002, there has been no triggering event that would cause the Company to reevaluate the recoverability of its intangible assets. During the quarter ending March 31, 2002, the Company reevaluated the remaining useful lives of all previously recognized intangible assets and adjusted those lives prospectively, where appropriate.

     Other intangible assets at June 30, 2002 consisted of core deposit intangibles with a net carrying value of $3,355,715. Accumulated amortization through June 30, 2002 was $1,809,773. Amortization expense for the periods ended June 30, 2002, and June 30, 2001 was $307,058 and $239,046, respectively.

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

     On May 24, 2001 Stockdale and Kings River merged with and into VIB pursuant to the terms of Plans of Reorganization and Agreements of Merger dated March 21 and March 22,

2001. All of the former offices of Stockdale and Kings River operate as branches of VIB; however, some continue to use the Stockdale and Kings River names as DBA’s. The merger is anticipated to provide significant cost savings and improve operating efficiencies by removing layers of regulatory reporting and operating expenses.

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

     On September 14, 2001 the Company invested $2,000,000 in the Series A Convertible Preferred Stock of Lenders Services Acquisition Corp. (“LSAC”), representing an 22.5% interest in the total issuance of the Series A Preferred Stock. LSAC is a newly organized Delaware corporation formed for the purpose of acquiring all of the outstanding stock of Diversified Capital Holdings, Inc., a California-based insurance holding company whose principal subsidiaries are Northern Counties Title Insurance Company, a title insurance underwriter, and South Coast Title Company, a title insurance agency. The Company’s decision to invest in LSAC was made to maintain and diversify sources of non-interest income. The Series A Preferred Stock was issued by LSAC pursuant to a private placement to financial institution holding companies. In addition to the 811,500 shares of the Series A Preferred Stock outstanding, LSAC has 109,090 shares of Common Stock outstanding. The Series A Preferred Stock is initially convertible into the Common on a one-for-one basis. On September 14, 2001, LSAC also consummated its acquisition of Diversified Capital Holdings, Inc. LSAC has since changed its name to Diversified Holding Corporation and formed AT Services, LLC to manage its trust deposits and the trust deposits of its subsidiaries.

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

     During April, 2002, VIB formed a Maryland real estate investment trust (“VIB Investment Trust”) by contributing certain qualifying real estate assets in exchange for one thousand (1,000) common and one thousand (1,000) preferred shares of beneficial interest in VIB Investment Trust. The amount of investment in VIB Investment Trust is dictated by the size of VIB’s current mortgage loan, mortgage-backed and mortgage related securities portfolios. VIB Investment Trust’s overriding objective will be to acquire, hold, finance, and manage assets consisting of participation interests in residential mortgage loans, commercial real estate loans, construction loans, and possible mortgage-related securities.

     The purpose for establishing VIB Investment Trust is to enable VIB to readily gain access to capital markets and to reduce the expenses associated with holding the assets contributed to VIB Investment Trust.

     On July 30, 2002, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland (“Rabobank”), a Netherlands based cooperative bank, and VIB Corp entered into a definitive agreement pursuant to which the Company will merge with and become a wholly-owned subsidiary of Rabobank. After the merger, the Company will continue to operate under its current name and will retain its subsidiaries.

     Under the terms of the agreement, Rabobank will acquire 100% of VIB Corp’s issued and outstanding shares of no par value Common Stock at $15.10 per share in a cash transaction. The aggregate amount to be paid to VIB Corp’s shareholders is estimated to amount to approximately $212.5 million and will be funded from Rabobank’s existing cash resources.

     Subject to obtaining applicable regulatory and VIB Corp shareholder approvals, the transaction is expected to be completed in the fourth quarter 2002 or early first quarter 2003.

     During 2001 and 2002 the Company did not conduct any business other than through VIB, Stockdale, Kings River and VIBC Services and as described above. At year-end, the Company had total consolidated assets of $1,168 million. Upon consummation of the transactions described above, the Company will conduct its banking business only through VIB. Neither the Company nor VIB earn revenues from sources outside of the United States.

     Consolidated net income for the three months ended June 30, 2002 was $3.6 million or $.26 per share diluted based upon average shares outstanding of 13,935,997. This compares with net income of $2.3 million or $.17 per share fully diluted based upon the average shares outstanding of 13,428,267 for the same period in 2001. Consolidated net income for the six months ended June 30, 2002, was $6.6 million or $.48 per share diluted based upon average shares outstanding of 13,842,186. This compares with net income of $4.4 million or $.33 per share fully diluted based upon the average shares outstanding of 13,397,118 for the same period in 2001.

     Total gross loans at June 30, 2002 were $852.0 million, which represented an increase of $14.3 million or 1.7% from December 31, 2001. Since June 30, 2001, total gross loans have increased $21.6 million or 2.6%.

     On March 13, 2002, the Board of Directors approved a 3% stock dividend for shareholders of record on May 24, 2002. The dividend was paid on June 14, 2002. All per share figures have been adjusted for this and previous stock dividends.

     The Company’s Internet “home page” on the World Wide Web is: www.vibcorp.com. VIB has a home page, located at: www.vibank.com.

     NET INTEREST INCOME

     Average interest-earning assets totaled $1,086.3 million during the six months ended June 30, 2002, an increase of $91.3 million or 9.18% compared to the same period last year. This growth was highlighted by an increase in average total loans of $20.3 million, or 2.5%, to $836.0 million and an increase in average investments of $76.3 million, or 44.2%, to $248.8 million. Average interest-bearing liabilities in the first six months of 2002 increased $52.8 million, or 6.5%, to average $869.7 million as compared to the same period last year. During the first six months of 2002, average interest-bearing deposit categories decreased $18.5 million, or 2.6%, to $682.1 million. Average borrowed funds increased $71.4 million, or 61.4%, to $187.6 million during the same time frame.

     Interest income for the six-month period ending June 30, 2002 was $38.4 million, a decrease of $5.3 million or 12.3% compared to the first six months in 2001. The decrease in interest income was primarily the result of a declining interest rate environment during the year 2001. The yield on interest-earning assets decreased 174 basis points to 7.12% for the six-month period ended June 30, 2002 from 8.86% for the comparative period last year.

     Interest expense decreased $6.9 million or 34.9% during the six months ended June 30, 2002 as compared to the same period last year. The decrease in interest expense was principally the result of the declining interest rate environment and a shift in deposit mix from interest-bearing deposits to non interest-bearing deposits. The cost of interest-bearing funds decreased 189 basis points from 4.86% for the six months ended June 30, 2001 to 2.97% for the six months ended June 30, 2002. The cost of funds decrease was also primarily the result of the declining interest rate environment.

     Net interest income was $25.5 million for the six months ending June 30, 2002, representing an increase of $1.5 million or 6.3% from the six month period ended June 30, 2001. The net interest spread, which represents the difference between the rate earned on average interest earning assets and the rate paid on average interest-bearing liabilities, increased to 4.15% for the period ending June 30, 2002, compared to 4.00% for the same period in 2001. The increase in net interest spread was due primarily to a lower cost mix of interest-bearing liabilities. Net interest income as a percentage of average interest-earning assets, or the net interest margin, decreased to 4.74% for the period ending June 30, 2002, compared to 4.87% for the period ending June 30, 2001. The decrease in net interest margin was due to the greater proportionate growth in the higher yielding interest-earning asset categories along with a lower cost mix of interest-bearing liabilities offset to a greater degree by the faster repricing of the Company’s earning assets as compared to interest-bearing liabilities in a period of declining interest rates.

     For the quarter ended June 30, 2002, net interest income was $13.4 million, which was an increase of $1.2 million, or 9.7%, from the same period in 2001. The net interest spread increased 2 basis points to 4.18% for the three months ended June 30, 2002 from 4.16% for the three months ended June 30, 2001. The net interest margin decreased from 5.01% for the quarter ended June 30, 2001 to 4.73% for the same period in 2002. The increase in net interest spread and decrease in net interest margin are attributable to the same things as previously discussed.

     The year 2001 was characterized by a declining rate environment. Interest rates began a steady decline during the first quarter of 2001 and continued their decline throughout the rest of the year. The yield on earning assets for the year 2001 was 8.25% as compared to 8.86% for the six months ended June 30, 2001 and 7.12% for the six months ended June 30, 2002. The cost of interest-bearing liabilities for the year 2001 was 4.27% as compared to 4.86% for the six months ended June 30, 2001 and 2.97% for the six months ended June 30, 2002.

     During the three months ended June 30, 2002, yield on earning assets decreased 166 basis points to 7.05% as compared to 8.71% for the three months ended June 30, 2001. The cost of interest-bearing liabilities for the quarter ended June 30, 2002, also decreased 220 basis points to 2.35% from 4.55% for the quarter ended June 30, 2001.

     PROVISION FOR CREDIT LOSSES

     The allowance for credit losses at June 30, 2002 was $10.0 million, compared to $9.5 million at June 30, 2001, an increase of $.5 million or 5.1%. As a percent of total loans, the allowance was 1.17% at June 30, 2002, compared to 1.14% at June 30, 2001 and 1.12% at December 31, 2001. Due to the California energy issue, and its possible effect on the Company’s portfolio, an additional allocation was added to the allowance in the first quarter of 2001. As the Company gathered more information regarding the possible effect of the California energy issue on its loan customers, the Company removed this allocation later in the year. In the future the Company may again add to the allowance due to the risk of energy-related defaults but at the current time it has not perceived an increased level of risk due to this issue.

     The provision for credit losses was $1,250,000 for the first six months of 2002, compared with $1,500,000 provided for the six months ended June 30, 2001, a decrease of 16.67%. The provision was $625,000 for the second quarter of 2002, compared to $750,000 for the second quarter of 2001, a decrease of $125,000 or 16.7%.

     Total non-performing loans as of June 30, 2002 were $15.1 million as compared to $5.8 million at June 30, 2001 and $14.1 million at December 31, 2001. Non-performing loans increased $1.1 million during the six months ended June 30, 2002. The increase over the second quarter of 2001 is mainly attributable to two related loans on a hotel placed in non-accrual status. The loans are fully secured and the Company continues to aggressively work to resolve the lending relationship. By continuing to build the loan loss reserve combined with the resolution of the two problem hotel loans the Company anticipates seeing an improvement in its coverage and reserve ratios.

     Net charge-offs were $616,000 for the six months ended June 30, 2002. This represents an increase of $312,000 when compared to $304,000 in net charge offs for the same period in 2001. During the second quarter ending June 30, 2002, $568,000 was recorded in net charge-offs compared to $60,000 net charge-offs in the second quarter of 2001.

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

     Management of the Company believes the allowance at June 30, 2002, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Bank’s loan portfolio.

     NON-INTEREST INCOME

     Total non-interest income amounted to $5.5 million for the six months ended June 30, 2002 representing a decrease of $.5 million or 8.9% compared with the same period in the prior year. The primary reasons for the decrease in non-interest income were a decrease of $1.4 million in gain on the sale of securities offset to some extent by an increase in service charges and fees of $482,000, an increase in gain on the sale of loans of $170,000, and an increase in other income of $298,000.

     The increase in service charges and fees is related to the Company’s consolidation of its product line, the establishment of new products, and growth in its core deposit base. The major component of the increase in other income was dividend income from AT Services of $140,000.

     Non-interest income for the quarter ended June 30, 2002 decreased $644,000 to $2.5 million from $3.1 million for the same period in 2001. This decrease is mostly due to decreases in gains on the sale of loans and securities, offset slightly by an increase in service charges and fees.

     NON-INTEREST EXPENSE

     Total non-interest expense for the six months ended June 30, 2002 was $19.7 million, a decrease of $2.1 million or 9.6% as compared to the same period in 2001.

     Salary expense during the six months ended June 30, 2002 was $7.1 million, a decrease of $1.1 million or 13.1% under the comparable period in 2001. The reduction in salary expense is partially attributable to $200,000 in severance being paid in the period ended March 31, 2001 and the Company’s concentrated effort to reduce overhead by taking a number of actions to improve efficiencies and provide cost savings. These actions included the dissolution of its mortgage-banking business, consolidation of its three subsidiary banks into one, and simplification of its product line. It is anticipated that the full effect of these changes will be reflected in the financial performance of the Company for the full year 2002. Employee benefits expense was $2.6 million for the period ending June 30, 2002, a decrease of $227,000 or 8.1% from the same period in the prior year.

     Occupancy expense was $1,764,000 for the six-month period ended June 30, 2002, an increase of $25,000 or 1.4% as compared to the first six months in 2001. Furniture and equipment expense was $1,672,000 for the six-month period ended June 30, 2002, a decrease of $84,000 or 4.8% from the same period in 2001. This decrease was primarily the result of the Company’s decreased depreciation expense on the planned obsolescence of furniture and equipment.

     Other operating expense amounted to $6.6 million during the six-month period ended June 30, 2002, a decrease of $729,000 or 9.9% from the same period in the prior year. The decrease was attributable to decreases in legal and other professional fees, amortization of intangibles, and promotional expenses.

     For the three months ended June 30, 2002, non-interest expense was $9.9 million. This was a decrease of $1,075,000 or 9.8% from the same period in 2001. This was due mainly to decreases in salaries and employee benefits of $778,000.

     INCOME TAXES

     Income tax expense for the six months ending June 30, 2002 was $3,465,000 as compared with $2,403,000 for the same period in 2001. The increase in expense was primarily attributable to a $3.7 million increase in taxable income. The Company’s effective tax rate was 34.3% for the six months ended June 30, 2002 as compared to 35.3% for the same period in the prior year due primarily to a decrease of $.4 million in nontaxable interest income.

     Income taxes for the second quarter were $1,708,000, an increase of $417,000 or 32.3% from the second quarter of 2001. The increase in expense was primarily related to a $1,877,000 increase in the Company’s taxable income. The Company’s effective tax rate was 32.1% for the three months ended June 30, 2002 as compared to 35.9% for the same period in the prior year.

     CAPITAL RESOURCES

     Total stockholders’ equity as of June 30, 2002 was $92.0 million, which represented an increase of $10.3 million from December 31, 2001, and $15.8 million from June 30, 2001. The increase since December 31, 2001 included $6.6 million in net income, $1.2 million from the exercising of stock options, and a $2.5 million increase in the cumulative unrealized gain on securities classified as available for sale. The increase since June 30 2001 included $11.5 million in net income, $1.7 million from the exercising of stock options, and a $2.7 million increase in the cumulative unrealized gain on securities classified as available for sale.

     Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At June 30, 2002 the Tier 1 and total risk based capital ratios were 10.89% and 12.34%, respectively, compared to 9.69% and 11.60%, respectively, at June 30, 2001. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.31% at June 30, 2002, compared to 7.85% at June 30, 2001. The Company’s leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company’s capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

     LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     VIB’s liquidity position remains adequate to meet future contingencies. At June 30, 2002 VIB had $213.3 million in net Federal funds purchased and FHLB advances outstanding. This compared to $63.0 million in net Federal funds outstanding at June 30, 2001. Since December 31, 2001, net Federal funds purchased and FHLB advances have increased $58.6 million. The increases are attributable to the Company’s use of leveraging strategies to enhance earnings. These strategies, which involve borrowing at a fixed cost and reinvesting at a higher fixed rate, hold limited interest rate risk and provide similar positive earnings in both increasing and decreasing interest rate environments. As a result, there has been an increase in outstanding balances of FHLB advances. VIB’s liquidity ratio at June 30, 2002 was 28.1%. This ratio represented an increase from 14.4% at June 30, 2001 and an increase from 21.4% at December 31, 2001.

     The Company’s Asset/Liability Committee (“ALCO”) functions to oversee the maintenance of liquidity and to preserve net interest income when subjected to fluctuations in market interest rates. The ability to meet existing and future funding commitments is the measure of liquidity. Liquidity is also required to meet borrowing needs, deposit withdrawals and asset growth. VIB develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to purchase funds through correspondent banks or other entities.

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

     The following tables present the Company’s projected changes in NPV and net interest income for the various rate shock levels as of June 30, 2002. Although the majority of the assets and liabilities are at the bank level, the table does include the effect of the Company’s trust preferred obligations.

VIB CORP
Change in Net Portfolio Value
at June 30, 2002

	Net	Actual
Change in Interest Rates	Portfolio Value	Change	Percentage Change

(Dollars in Thousands)
300 basis point rise	$153,796	$17,056	12.5%
200 basis point rise	154,539	17,799	13.0%
100 basis point rise	149,051	12,311	9.0%
Base Rate Scenario	136,740	—	—
100 basis point decline	112,136	(24,604)	(18.0)%
200 basis point decline	93,101	(43,639)	(31.9)%
300 basis point decline	89,959	(46,781)	(34.2)%

VIB CORP
Change in Net interest Income
at June 30, 2002

	Net	Actual
Change in Interest Rates	Interest Income	Change	Percentage Change

(Dollars in Thousands)
300 basis point rise	$51,403	$661	1.3%
200 basis point rise	51,718	976	1.9%
100 basis point rise	51,381	639	1.3%
Base Rate Scenario	50,742	—	—
100 basis point decline	48,587	(2,155)	(4.2%)
200 basis point decline	45,807	(4,935)	(9.7%)
300 basis point decline	41,004	(9,738)	(19.2%)

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

     The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of “trust preferred” securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company’s expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from VIB to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the “trust preferred” securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital. At June 30, 2002 the Company had adequate liquidity to meet its anticipated funding needs.

     INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of .9% at June 30, 2002 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24,2002, the shareholders of the Company held their 2002 Annual Meeting. At the Annual Meeting the following directors were elected to two-year terms:

	Votes For	Votes Withheld

R. Stephen Ellison	9,386,938	263,943
Richard D. Foss	9,382,557	268,324
Ronald A. (Rusty) Pedersen	9,385,527	265,354
Alice Helen Lowery Westerfield	9,577,085	73,796

The following directors’ terms continued after the Annual Meeting and expire in 2003:

Thomas S. Kelly Dennis L. Kern Edward McGrew Pete J. Penner

The shareholders also voted to amend Article IV(a) of the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s Common Stock from 25,000,000 shares to 125,000,000. The vote on this proposal was as follows:

				Broker
	For	Against	Abstain	Non Votes

Amend Article IV(a)	8,825,951	741,693	83,237	9,650,881

ITEM 5. OTHER INFORMATION

On May 14, 2002, Director Alice Helen Lowery Westerfield passed away. The Company has no current plans to replace her.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(h) Exhibits:

The following exhibits are filed as a part of this report:

Regulation S-K
Exhibit No.	Description	Page

3.1	Articles of Incorporation of VIB Corp as amended May 1,2002	29
10.22	First Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Dennis Kern	37
10.23	First Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Harry Gooding	49
10.24	Second Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Jack Brittain	61
10.25	First Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — William F. Henle	73
10.26	First Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Janice Stewart Grady	85
10.27	Employment Agreement —	97

Regulation S-K
Exhibit No.	Description	Page

	Dennis Kern
10.28	Employment Agreement — Harry Gooding	110
10.29	Employment Agreement — Jack Brittain	121
10.30	Employment Agreement — William Henle	132
10.31	Employment Agreement — Janice Stewart Grady	143
10.32	Second Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Dennis Kern	154
10.33	Second Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Harry G. Gooding	156
10.34	Third Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Jack Brittain	158
10.35	Second Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — William Henle	160
10.36	Second Amendment of Valley Independent Bank Executive Supplemental Compensation Agreement — Janice Stewart Grady	162

(i) Current Reports on Form 8-K:

During the quarter ended June 30, 2002 the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIB CORP

Date: August 9, 2002
/s/ Dennis L. Kern

Dennis L. Kern, President and Chief Executive Officer

/s/ Harry G. Gooding, III

Harry G. Gooding, III, Executive Vice President and Chief Financial Officer