Form 10-Q
period 2002-09-30
VIB CORP
filed 2002-11-08
CIK 1051345

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________ to _____________

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,682,781 shares as of November 7, 2002.

PART I
FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

The following Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statement of Stockholders’ Equity for the period ended September 30, 2002 have been prepared by VIB Corp (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition at or for the period ended September 30, 2002 have been made. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition
September 30, 2002 and December 31, 2001
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$43,451,188	$57,164,524
Federal funds sold	—	1,500,000

Total cash and cash equivalents	43,451,188	58,664,524
Interest bearing deposits	39,310	648,035
Securities available for sale (note B)	303,082,746	194,471,496
Federal Home Loan and Federal Reserve Bank stock, at cost	13,897,950	11,140,250
Loans: (note C)
Commercial	84,158,851	84,744,363
Agricultural	35,929,733	53,287,734
Real estate-construction	208,401,384	164,862,160
Real estate-other	509,352,446	506,505,603
Consumer	25,788,786	32,520,842

Total Loans	863,631,200	841,920,702
Net deferred loan fees	(4,233,057)	(4,146,246)
Allowance for credit losses	(10,242,260)	(9,344,248)

Net Loans	849,155,883	828,430,208
Premises and equipment	11,067,669	12,310,908
Other real estate owned	1,596,562	3,138,697
Cash surrender life insurance	31,527,857	22,581,441
Deferred tax asset	5,371,013	7,338,000
Goodwill and intangible assets	16,654,851	17,149,444
Accrued interest and other assets	13,642,292	12,363,751

TOTAL ASSETS	$1,289,487,321	$1,168,236,754

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition
September 30, 2002 and December 31, 2001
(Unaudited)

	September 30,	December 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$238,984,620	$239,820,321
Money Market and NOW	213,118,750	205,078,944
Savings	101,352,370	63,806,829
Time deposits under $100,000	190,197,631	182,953,344
Time deposits $100,000 and over	234,188,683	193,270,400

Total Deposits	977,842,054	884,929,838
Federal Home Loan Bank advances	168,658,923	156,218,358
Capital lease obligation	2,987,154	2,976,966
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company	33,290,400	33,360,672
Accrued interest and other liabilities	9,723,027	9,113,431

Total Liabilities	1,192,501,558	1,086,599,265
Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; Issued and outstanding: None	—	—
Common stock, no par value, 125,000,000 shares authorized; Issued and outstanding: 13,597,110 in 2002 and 13,038,488 in 2001	75,779,853	69,655,705
Retained Earnings	17,466,898	11,808,477
Accumulated other comprehensive income, net of tax of $2,598,296 in 2002 and $120,433 in 2001	3,739,012	173,307

Total Stockholders’ Equity	96,985,763	81,637,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,289,487,321	$1,168,236,754

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Interest Income:
Interest and Fees on Loans	$16,474,377	$18,039,799	$48,653,481	$56,776,312
Interest on Investment Securities-Taxable	3,831,209	1,840,170	9,203,012	3,415,964
Interest on Investment Securities-Nontaxable	401,153	423,198	1,195,262	1,653,525
Other Interest Income	811	13,198	13,406	190,076

Total Interest Income	20,707,550	20,316,365	59,065,161	64,035,877
Interest Expense:
Interest on Money Market and NOW	846,164	1,019,600	2,353,348	3,716,924
Interest on Savings Deposits	275,086	175,787	562,059	610,325
Interest on Time Deposits	3,138,253	4,931,592	9,486,710	17,414,182
Interest on Trust Preferred Securities	666,395	809,594	2,047,071	2,430,459
Interest on Other Borrowings	2,061,354	1,212,163	5,366,356	3,682,270

Total Interest Expense	6,987,252	8,148,736	19,815,544	27,854,160

Net Interest Income	13,720,298	12,167,629	39,249,617	36,181,717
Provision for Credit Losses	624,999	750,000	1,874,997	2,250,000

Net Interest Income after Provision for Credit Losses	13,095,299	11,417,629	37,374,620	33,931,717
Non-interest Income:
Service Charges and Fees	1,980,299	2,063,053	5,796,674	5,397,812
Gain on Sale of Loans and Servicing Fees	65,414	160,192	769,111	745,630
Gain on Sale of Securities	13,415	1,539	43,492	1,474,217
Dividends on Cash Surrender Value of Life Insurance	210,349	343,668	898,733	1,031,004
Other Income	64,009	78,884	364,506	81,373

Total Non-interest Income	2,333,486	2,647,336	7,872,516	8,730,036
Non-interest Expense:
Salaries and Employee Benefits	5,171,069	5,041,007	14,827,114	15,989,998
Occupancy Expenses	992,763	930,923	2,757,010	2,670,540
Furniture and Equipment	830,588	965,879	2,502,689	2,722,398
Other Expenses (note D)	3,658,311	3,739,231	10,273,008	11,082,733

Total Non-interest Expense	10,652,731	10,677,040	30,359,821	32,465,669

Income Before Income Taxes	4,776,054	3,387,925	14,887,315	10,196,084
Income Taxes	1,051,000	1,151,000	4,515,641	3,554,300

Net Income	$3,725,054	$2,236,925	$10,371,674	$6,641,784
Per Share Data: (note E)
Net Income — Basic	$0.27	$0.17	$0.77	$0.50
Net Income — Diluted	$0.26	$0.17	$0.75	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

				Accumulated
	Common Shares			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance January 1, 2001	12,168,644	$62,283,298	$9,173,494	$(606,003)	$70,850,789
Comprehensive Income
Net Income			9,222,088		9,222,088
Other comprehensive income
Unrealized gain on securities, net of taxes of $1,320,756				1,900,600	1,900,600
Less reclassification adjustments for gains included in net income, net of taxes of $779,201				(1,121,290)	(1,121,290)

Total Comprehensive income					10,001,398
Cash dividends			(23,589)		(23,589)
Stock dividends	744,188	6,563,516	(6,563,516)		—
Exercise of stock options	125,656	808,891			808,891

Balance at December 31, 2001	13,038,488	69,655,705	11,808,477	173,307	81,637,489
Comprehensive income
Net Income			10,371,674		10,371,674
Other comprehensive income
Unrealized gains on securities, net of taxes of $2,495,694				3,591,365	3,591,365
Less reclassification adjustments for gains included in net income, net of taxes of $17,832				(25,660)	(25,660)

Total Other comprehensive income					3,565,705

Total Comprehensive income					13,937,379
Cash dividends			(17,268)		(17,268)
Stock dividends	392,838	4,695,985	(4,695,985)		—
Exercise of stock options	165,784	1,428,163			1,428,163

Balance at September 30, 2002	13,597,110	$75,779,853	$17,466,898	$3,739,012	$96,985,763

The accompanying notes are an integral part of the consolidated financial statements.

VIB CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine-Month Periods Ended September 30,
	2002	2001

Cash flow from operating activities:
Net income	$10,371,674	$6,641,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,582,297	3,192,526
Deferred income taxes	(510,877)	(279,390)
Provision for credit losses	1,874,997	2,250,000
Originations of loans held for sale	(12,337,348)	(33,838,124)
Proceeds from sale of loans	6,816,822	33,852,399
Net gain on loan sales	(572,552)	(477,858)
Loss on sale of other real estate owned	36,444	54,574
Net increase in cash surrender value of life insurance	(946,416)	(1,031,688)
Net realized gains on available for sale securities	(43,492)	(1,474,217)
Net amortization of premium/discount on available for sale securities	1,117,224	301,409
Net change in accrued interest, other assets, and other liabilities	(688,945)	58,114

Net cash provided by operating activities	7,719,928	9,249,529
Cash flow from investing activities
Purchase of investment securities	(207,183,308)	(159,995,122)
Proceeds from sales of other real estate owned	1,770,448	2,317,995
Proceeds from sales of investment securities	8,514,068	51,002,296
Proceeds from maturities of investment securities	92,270,127	92,256,000
Purchase of Cash Surrender Value Life Insurance	(8,000,000)	—
Net change in loans	(16,772,351)	(25,866,769)
Premises and equipment expenditures	(844,465)	(1,024,155)
Net decrease in interest bearing deposits	608,725	1,142,605

Net cash used by investing activities	(129,636,756)	(40,167,150)
Cash flow from financing activities
Net increase in demand deposits and savings	44,749,646	4,041,836
Net increase/(decrease) in time deposits	48,162,570	(23,010,188)
Net change in capitalized lease obligations	10,188	17,775
Net change in fed funds purchased	—	40,150,000
Net change in other borrowings	12,370,293	(750,000)
Payments for dividends	(17,268)	(10,693)
Proceeds from exercise of stock options	1,428,163	624,378

Net cash provided by financing activities	106,703,592	21,063,108
Net change in cash and cash equivalents	$(15,213,336)	$(9,854,513)

Cash and cash equivalents
Beginning of period	$58,664,524	$51,604,079
End of period	$43,451,188	$41,749,566
Supplemental disclosure of cash flow information: (in thousands)
Cash paid for interest expense	$19,489	$27,705
Cash paid for income taxes	$6,472	$3,342

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

(B)  Investment Securities

     The Company’s investment securities portfolio at September 30, 2002 had a net unrealized gain of approximately $6,337,000, as compared with a net unrealized gain of approximately $294,000 at December 31, 2001, an increase during the nine months beginning January 1, 2002 of $6,043,000. The change for the period is attributable to the recomposition of the portfolio using a leveraging strategy to enhance earnings.

     Investment Securities

	September 30, 2002

		Gross Unrealized
($ in 000’s)	Gross Amortized Cost	Gains	Gross Unrealized Losses	Fair Value

Available-for Sale Securities:
U.S. Treasury Securities	$503	$—	$—	$503
U.S. Government and Agency Securities	37,053	479	6	37,526
State and Political Subdivisions	38,497	1,047	15	39,529
Mortgage-Backed Securities	215,189	4,776	13	219,952
Other Equity	5,503	176	106	5,573

	$296,745	$6,478	$140	$303,083

	December 31, 2001

			Gross Unrealized
($ in 000’s)	Gross Amortized Cost	Gross Unrealized Gains	Losses	Fair Value

Available-for Sale Securities:
U.S. Treasury Securities	$22,252	$2	$13	$22,241
U.S. Government and Agency Securities	30,482	96	8	30,570
State and Political Subdivisions	39,471	308	663	39,116
Mortgage-Backed Securities	96,571	721	71	97,221
Other Equity	5,402	55	134	5,323

	$194,178	$1,182	$889	$194,471

     Investment securities carried at approximately $297,301,000 and $186,576,000, at September 30, 2002 and December 31,2001, respectively, were pledged to secure public deposits, bank advances and other purposes as required by law.

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

     The Company also originates real estate related and farmland loans for sale to governmental agencies and institutional investors. At September 30, 2002 and December 31, 2001 the Company was servicing approximately $76,271,000 and $80,028,000, respectively, in loans previously sold.

A summary of the changes in the allowance for credit losses follows:

	Nine months ended	Twelve months ended
($ In 000’s)	September 30, 2002	December 31,2001

Balance at beginning of year	$9,344	$8,298
Additions to the allowance charged to expense	1,875	3,000
Recoveries on loans charged off	102	224
Loans charged off	(1,079)	(2,178)

Balance at end of period	$10,242	$9,344

A summary of nonperforming loans and assets follows:

($ in 000’s)	September 30, 2002	December 31,2001

Non-accrual loans	$14,542	$14,095
Loans 90 days past due and still accruing	31	—

Total nonperforming loans	14,573	14,095
Other Real Estate Owned	1,597	3,139

Total nonperforming assets	$16,170	$17,234
Nonperforming loans to total ending loans	1.72%	1.70%
Nonperforming assets to total loans and Other Real Estate Owned	1.90%	2.07%

(D)  Other Expenses

Other expenses for the periods indicated are as follows:

($ in 000’s)	September 30, 2002	September 30, 2001

Data Processing	$2,300	$2,184
Advertising	486	426
Legal and Professional	2,419	2,416
Regulatory Assessments	116	124
Insurance	102	90
Amortization of Intangibles	495	965
Office Expenses	1,699	1,939
Promotion	1,047	1,321
Other	1,609	1,618

Total Other Expenses	$10,273	$11,083

(E)  Earnings Per Share

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 13,588,262 for the three months ended September 30, 2002 and 13,401,316 for the three months ended September 30, 2001; 13,537,007 for the nine months ended September 30, 2002 and 13,366,766 for the nine months ended September 30, 2001.

     Diluted earnings per share for the three- and nine-month periods ended September 30, 2002 and 2001, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods as follows: 14,058,658 for the three months ended September 30, 2002 and 13,518,265 for the three months ended September 30, 2001; 13,914,541 for the nine months ended September 30, 2002 and 13,443,047 for the nine months ended September 30, 2001. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method.

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

     At September 30, 2002 and December 31, 2001, commitments to make loans totaled $285.5 million and $288.7 million, and standby letters of credit totaled $4.1 million and $1.6 million, respectively.

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

     The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company no longer amortizes goodwill. The following table presents the effect the adoption of SFAS 142 would have had on the period ended September 30, 2001 had SFAS 142 been applied retroactively:

	Three Months ended September 30,		Nine months ended September 30,

($000’s except for earnings per share)	2002	2001	2002	2001

Net income	$3,725	$2,237	$10,372	$6,642
Addback: Goodwill amortization	—	202	—	606

Adjusted net income	$3,725	$2,439	$10,372	$7,248
Basic earnings per share:
Net income	$.27	$.17	$.77	$.50
Goodwill amortization	—	.01	—	.04

Adjusted net income	$.27	$.18	$.77	$.54
Diluted earnings per share:
Net income	$.26	$.17	$.75	$.49
Goodwill amortization	—	.01	—	.05

Adjusted net income	$.26	$.18	$.75	$.54

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

     As of September 30, 2002, there has been no triggering event that would cause the Company to reevaluate the recoverability of its intangible assets. During the quarter ending March 31, 2002, the Company reevaluated the remaining useful lives of all previously recognized intangible assets and adjusted those lives prospectively, where appropriate.

     Other intangible assets at September 30, 2002 consisted of core deposit intangibles with a net carrying value of $3,168,180. Accumulated amortization through September 30, 2002 was $1,997,308. Amortization expense for the periods ended September 30, 2002, and September 30, 2001 was $494,593 and $358,570, respectively. Goodwill amortization for the period ended September 30, 2001 amounted to $ 606,000.

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

     On September 14, 2001 the Company invested $2,000,000 in the Series A Convertible Preferred Stock of Lenders Services Acquisition Corp. (“LSAC”), representing an 22.5% interest in the total issuance of the Series A Preferred Stock. LSAC is a newly organized Delaware corporation formed for the purpose of acquiring all of the outstanding stock of Diversified Capital Holdings, Inc., a California-based insurance holding company whose principal subsidiaries are Northern Counties Title Insurance Company, a title insurance underwriter, and South Coast Title Company, a title insurance agency. The Company’s decision to invest in LSAC was made to maintain and diversify sources of non-interest income. The Series A Preferred Stock was issued by LSAC pursuant to a private placement to financial institution holding companies. In addition to the 811,500 shares of the Series A Preferred Stock outstanding, LSAC has 109,090 shares of Common Stock outstanding. The Series A Preferred Stock is initially convertible into the Common on a one-for-one basis. On September 14, 2001, LSAC also consummated its acquisition of Diversified Capital Holdings, Inc. LSAC has since changed its name to Diversified Holding Corporation and formed AT Services, LLC (“AT Services”) to manage its trust deposits and the trust deposits of its subsidiaries.

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

     During 2001 and 2002 the Company did not conduct any business other than through VIB, Stockdale, Kings River and VIBC Services and as described above. At year-end, the Company had total consolidated assets of $1,168 million. Upon consummation of the Kings River and Stockdale mergers into VIB, the Company has conducted its banking business only through VIB. Neither the Company nor VIB earn revenues from sources outside of the United States.

     Consolidated net income for the three months ended September 30, 2002 was $3.7 million or $.26 per share diluted based upon average shares outstanding of 14,058,658. This compares with net income of $2.2 million or $.17 per share fully diluted based upon the average shares outstanding of 13,518,265 for the same period in 2001. Consolidated net income for the nine months ended September 30, 2002, was $10.4 million or $.75 per share diluted based upon average shares outstanding of 13,914,541. This compares with net income of $6.6 million or $.49 per share fully diluted based upon the average shares outstanding of 13,443,047 for the same period in 2001.

     Total gross loans at September 30, 2002 were $859.4 million, which represented an increase of $21.6 million or 2.6% from December 31, 2001. Since September 30, 2001, total gross loans have increased $13.7 million or 1.6%.

     On March 13, 2002, the Board of Directors approved a 3% stock dividend for shareholders of record on May 24, 2002. The dividend was paid on June 14, 2002. All per share figures have been adjusted for this and previous stock dividends.

     The Company’s Internet “home page” on the World Wide Web is: www.vibcorp.com. VIB has a home page, located at: www.vibank.com.

     NET INTEREST INCOME

     Average interest-earning assets totaled $1,123.6 million during the nine months ended September 30, 2002, an increase of $123.7 million or 12.4% compared to the same period last year. This growth was highlighted by an increase in average total loans of $21.7 million, or 2.6%, to $843.3 million and an increase in average investments of $102.0 million, or 57.2%, to $280.3 million. Average interest-bearing liabilities in the first nine months of 2002 increased $85.1 million, or 10.4%, to average $900.2 million as compared to the same period last year. During the first nine months of 2002, average interest-bearing deposit categories increased $9.2 million, or 1.3%, to $702.3 million as compared to the same period last year. Average borrowed funds increased $75.9 million, or 62.2%, to $197.9 million during the same time frame.

     Interest income for the nine-month period ending September 30, 2002 was $59.1 million, a decrease of $5.0 million or 7.8% compared to the first nine months in 2001. The full year effect of the declining interest rate environment during the year 2001 was the primary reason for the decrease in interest income in 2002. The yield on interest-earning assets decreased 153 basis points to 7.04% for the nine-month period ended September 30, 2002 from 8.57% for the comparative period last year.

     Interest expense decreased $8.0 million or 28.9% during the nine months ended September 30, 2002 as compared to the same period last year. The decrease in interest expense was principally the result of the declining interest rate environment. The cost of interest-bearing funds decreased 163 basis points from 4.57% for the nine months ended September 30, 2001 to 2.94% for the nine months ended September 30, 2002. The cost of funds decrease was also primarily the result of the declining interest rate environment.

     Net interest income was $39.2 million for the nine months ending September 30, 2002, representing an increase of $3.1 million or 8.5% from the nine month period ended September 30, 2001. The net interest spread, which represents the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased to 4.10% for the period ending September 30, 2002, compared to 4.00% for the same period in 2001. The increase in net interest spread was due primarily to a lower cost mix of interest-bearing liabilities. Net interest income as a percentage of average interest-earning assets, or the net interest margin, decreased to 4.68% for the period ending September 30, 2002, compared to 4.84% for the period ending September 30, 2001. The decrease in net interest margin was due to the greater proportionate growth in the lower yielding interest-earning asset categories along with a lower cost mix of interest-bearing liabilities offset to a greater degree by the faster repricing of the Company’s earning assets as compared to interest-bearing liabilities in a period of declining interest rates.

     For the quarter ended September 30, 2002, net interest income was $13.7 million, which was an increase of $1.6 million, or 12.8%, from the same period in 2001. The net interest spread decreased 8 basis points to 4.01% for the three months ended September 30, 2002 from 4.09% for the three months ended September 30, 2001. The net interest margin decreased from 4.85% for the quarter ended September 30, 2001 to 4.57% for the same period in 2002. The decrease in net interest spread and decrease in net interest margin are attributable to the same trends as previously discussed.

     The year 2001 was characterized by a declining rate environment. Interest rates began a steady decline during the first quarter of 2001 and continued their decline throughout the rest of the year. The yield on earning assets for the year 2001 was 8.25% as compared to 8.57% for the nine months ended September 30, 2001 and 7.04% for the nine months ended September 30, 2002. The cost of interest-bearing liabilities for the year 2001 was 4.27% as compared to 4.57% for the nine months ended September 30, 2001 and 2.94% for the nine months ended September 30, 2002.

     During the three months ended September 30, 2002, the yield on earning assets decreased 117 basis points to 6.89% as compared to 8.06% for the three months ended September 30, 2001. The cost of interest-bearing liabilities for the quarter ended September 30, 2002, also decreased 110 basis points to 2.88% from 3.98% for the quarter ended September 30, 2001.

     PROVISION FOR CREDIT LOSSES

     The allowance for credit losses at September 30, 2002 was $10.2 million, compared to $9.9 million at September 30, 2001, an increase of $.4 million or 3.7%. As a percent of total loans, the allowance was 1.19% at September 30, 2002, compared to 1.17% at September 30, 2001 and 1.12% at December 31, 2001. Due to the California energy issue, and its possible effect on the Company’s portfolio, an additional allocation was added to the allowance in the first quarter of 2001. As the Company gathered more information regarding the possible effect of the California energy issue on its loan customers, the Company removed this allocation later in the year. In the future the Company may again add to the allowance due to the risk of energy-related defaults but at the current time it has not perceived an increased level of risk due to this issue.

     The provision for credit losses was $1,875,000 for the first nine months of 2002, compared with $2,250,000 provided for the nine months ended September 30, 2001, a decrease of 16.7%. The provision was $625,000 for the third quarter of 2002, compared to $750,000 for the third quarter of 2001, a decrease of $125,000 or 16.7%.

     Total non-performing loans as of September 30, 2002 were $14.6 million as compared to $14.2 million at September 30, 2001 and $14.1 million at December 31, 2001. Non-performing loans increased $.5 million during the nine months ended September 30, 2002. The largest share of the non-performing loan balances for all of the mentioned periods is mainly attributable to two related loans on a hotel placed in non-accrual status. The loans are fully secured and the Company continues to aggressively work to resolve the lending relationship. By continuing to build the loan loss reserve combined with the resolution of the two problem hotel loans the Company anticipates improvement in its coverage and reserve ratios.

     Net charge-offs were $977,000 for the nine months ended September 30, 2002. This represents an increase of $302,000 when compared to $675,000 in net charge offs for the same period in 2001. During the third quarter ending September 30, 2002, $361,000 was recorded in net charge-offs compared to $371,000 in net charge-offs in the third quarter of 2001.

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

     Management of the Company believes the allowance at September 30, 2002, was adequate based on present economic conditions and its ongoing evaluation of the risks inherent in the Bank’s loan portfolio.

     NON-INTEREST INCOME

     Total non-interest income amounted to $7.9 million for the nine months ended September 30, 2002 representing a decrease of $.9 million or 9.8% compared with the same period in the prior year. The primary reasons for the decrease in non-interest income were a decrease of $1.4 million in gain on the sale of securities offset to some extent by an increase in service charges and fees of $399,000, and an increase in other income of $283,000.

     The increase in service charges and fees is related to the Company’s consolidation of its product line, the establishment of new products, and growth in its core deposit base. The major component of the increase in other income was dividend income from AT Services of $195,000.

     Non-interest income for the quarter ended September 30, 2002 decreased $314,000 to $2.3 million from $2.6 million for the same period in 2001. This decrease is mostly due to decreases in gains on the sale of loans, and decreases in dividend income on the cash surrender value of life insurance.

     NON-INTEREST EXPENSE

     Total non-interest expense for the nine months ended September 30, 2002 was $30.4 million, a decrease of $2.1 million or 6.5% as compared to the same period in 2001.

     Salary expense during the nine months ended September 30, 2002 was $11.0 million, a decrease of $1.1 million or 8.8% under the comparable period in 2001. The reduction in salary expense is partially attributable to $200,000 in severance being paid in the period ended March 31, 2001 and the Company’s concentrated effort to reduce overhead by taking a number of actions to improve efficiencies and provide cost savings. These actions included the dissolution of its mortgage-banking business, consolidation of its three subsidiary banks into one, and simplification of its product line. It is anticipated that the full effect of these changes will be reflected in the financial performance of the Company for the full year 2002. Employee benefits expense was $3.9 million for the period ending September 30, 2002, a decrease of $108,000 or 2.7% from the same period in the prior year.

     Occupancy expense was $2,757,000 for the nine-month period ended September 30, 2002, an increase of $86,000 or 3.2% as compared to the first nine months in 2001. Furniture and equipment expense was $2,503,000 for the nine-month period ended September 30, 2002, a decrease of $220,000 or 8.1% from the same period in 2001. This decrease was primarily the result of the Company’s decreased depreciation expense on the planned obsolescence of furniture and equipment.

     Other operating expense amounted to $10.3 million during the nine-month period ended September 30, 2002, a decrease of $810,000 or 7.3% from the same period in the prior year. The decrease was attributable to decreases in the amortization of intangibles, general office expenses, and promotional expenses.

     For the three months ended September 30, 2002, non-interest expense was $10.7 million. This was a decrease of $24,000 or .2% from the same period in 2001.

     INCOME TAXES

     Income tax expense for the nine months ending September 30, 2002 was $4,516,000 as compared with $3,554,000 for the same period in 2001. The increase in expense was primarily attributable to a $5.1 million increase in taxable income. The Company’s effective tax rate was 30.3% for the nine months ended September 30, 2002 as compared to 34.9% for the same period in the prior year, a decrease due primarily to the non-taxability of dividends at the state level from VIB Investment Trust and to a lesser extent to a decrease of $.5 million in nontaxable interest income.

     Income taxes for the third quarter were $1,051,000, a decrease of $100,000 or 8.7% from the third quarter of 2001. The Company’s effective tax rate was 22.0% for the three months ended September 30, 2002 as compared to 34.0% for the same period in the prior year. The decrease in expense and effective tax rate for the third quarter was primarily related to the non-taxability of VIB Investment Trust at the state level offset to some extent by an increase of $1,410,000 in the Company’s taxable income.

     CAPITAL RESOURCES

     Total stockholders’ equity as of September 30, 2002 was $97.0 million, which represented an increase of $15.3 million from December 31, 2001, and $17.0 million from September 30, 2001. The increase since December 31, 2001 included $10.4 million in net income, $1.4 million from the exercising of stock options, and a $3.6 million increase in the cumulative unrealized gain on securities classified as available for sale. The increase since September 30 2001 included $13.0 million in net income, $1.6 million from the exercising of stock options, and a $2.5 million increase in the cumulative unrealized gain on securities classified as available for sale.

     Under regulatory guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off the balance sheet. Tier 1 capital consists of common stock, a qualifying percentage of the Capital Securities, and retained earnings and total capital includes a portion of the allowance for credit losses. At September 30, 2002 the Tier 1 and total risk based capital ratios were 11.53% and 12.86%, respectively, compared to 9.55% and 11.30%, respectively, at September 30, 2001. The current minimum regulatory guidelines for Tier 1 and total risk-based capital ratios are 4.0% and 8.0%, respectively. The leverage ratio, which is a measure of Tier 1 capital to adjusted average assets, was 8.41% at September 30, 2002, compared to 8.00% at September 30, 2001. The Company’s leverage ratio also exceeds the current regulatory minimum of 3.0%. Accordingly, the Company’s capital ratios exceed all regulatory minimums and support future planned growth, but may not be adequate to support additional acquisitions.

     LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     VIB’s liquidity position remains adequate to meet future contingencies. At September 30, 2002 VIB had $168.7 million in net Federal funds purchased and FHLB advances outstanding. This compared to $156.9 million in net Federal funds purchased and FHLB advances outstanding at September 30, 2001. Since December 31, 2001, net Federal funds purchased and FHLB advances have increased $13.9 million. The increases are attributable to the Company’s use of leveraging strategies to enhance earnings. These strategies, which involve borrowing at a fixed cost and reinvesting at a higher fixed rate, hold limited interest rate risk and provide similar positive earnings in both increasing and decreasing interest rate environments. As a result, there has been an increase in outstanding balances of FHLB advances. VIB’s liquidity ratio at September 30, 2002 was 25.5%. This ratio represented an increase from 20.3% at September 30, 2001 and an increase from 21.4% at December 31, 2001.

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

     VIB does not maintain trading accounts for any class of financial instrument nor does it purchase high-risk derivative instruments. Furthermore, VIB is not subject to foreign currency exchange rate risk or commodity price risk.

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

     The following tables present the Company’s projected changes in NPV and net interest income for the various rate shock levels as of September 30, 2002. Although the majority of the assets and liabilities are at the bank level, the table does include the effect of the Company’s trust preferred obligations.

VIB CORP
Change in Net Portfolio Value
at September 30, 2002

	Net	Actual
Change in Interest Rates	Portfolio Value	Change	Percentage Change

(Dollars in Thousands)
300 basis point rise	$159,157	$25,298	18.9%
200 basis point rise	159,070	25,211	18.8%
100 basis point rise	150,860	17,001	12.7%
Base Rate Scenario	133,859	—	—
100 basis point decline	106,601	(27,258)	(20.4)%
200 basis point decline	86,088	(47,771)	(35.7)%
300 basis point decline	82,818	(51,041)	(38.1)%

VIB CORP
Change in Net interest Income
at September 30, 2002

	Net	Actual
Change in Interest Rates	Interest Income	Change	Percentage Change

(Dollars in Thousands)
300 basis point rise	$52,583	$3,364	6.8%
200 basis point rise	52,357	3,138	6.4%
100 basis point rise	51,205	1,986	4.0%
Base Rate Scenario	49,219	—	—
100 basis point decline	45,709	(3,510)	(7.1%)
200 basis point decline	41,368	(7,851)	(16.0%)
300 basis point decline	36,374	(12,845)	(26.1%)

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

     The Company is a legal entity, separate and distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf (such as the recent private placement of “trust preferred” securities) or borrow from external sources, the Company may obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. Regulations limit the amount of dividends as well as service fees paid by subsidiaries. The Company’s expenses have been primarily covered by fees charged to and dividends received from VIB and it is anticipated that the Company will be able to continue to rely on dividends from VIB to fund its separate operations and obligations. The Company may not always be able to rely solely on its current or future subsidiaries to meet its obligations, including obligations under the “trust preferred” securities, or to maintain its separate liquidity. Under such circumstances, the Company would be forced to seek other means to raise capital. At September 30, 2002 the Company had adequate liquidity to meet its anticipated funding needs.

     INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial company, primarily because its assets and liabilities consist largely of monetary items. The relatively low ratio of fixed assets to total assets of .9% at September 30, 2002 reduces the potential for inflated earnings resulting from understated depreciation changes. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expense, and to some extent, by the inflative impact on interest rates.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information in response to this item is included in ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the

Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

None.

     (b)  Current Reports on Form 8-K:

During the quarter ended September 30, 2002 the Company filed the following Current Reports on Form 8-K:

Description	Date of Report

Agreement and Plan of Reorganization by and between VIB Corp and Rabobank Nederland	August 1, 2002

Certifications pursuant to the Sarbanes-Oxley Act of 2002	August 9, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIB CORP

Date: November 8, 2002
/s/ Dennis L. Kern

Dennis L. Kern, President and Chief Executive Officer

/s/ Harry G. Gooding, III

Harry G. Gooding, III, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Dennis L. Kern, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VIB Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Dennis L. Kern

Dennis L. Kern, President and Chief Executive Officer

I, Harry G. Gooding, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VIB Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ Harry G. Gooding, III

Harry G. Gooding, III, Executive Vice President and Chief Financial Officer